Form 10-Q
period 2008-12-31
PSP Industries, Inc.
filed 2009-02-17
CIK 1451822

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-53526

PSP INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

Utah	87-0342226
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1305 West 50 South

Centerville, Utah  84014

(Address of Principal Executive Offices)

(801) 296-8622

(Registrant’s telephone number, including area code)

1301 West 50 South

Centerville, Utah 84014

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  February 11, 2009 - 14,102,504 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

PSP INDUSTRIES, INC.

[A Development Stage Company]

UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2008

PSP INDUSTRIES, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Balance Sheets,

December 31, 2008 and June 30, 2008

4

—

Unaudited Statements of Operations,

for the three months and six months ended

December 31, 2008 and 2007 and from inception

on August 21, 1978 through December 31, 2008

5

—

Unaudited Statements of Cash Flows,

for the six months ended December 31, 2008

and 2007 and from inception on August 21,

1978 through December 31, 2008

6

—

Notes to Unaudited Financial Statements

7

PSP INDUSTRIES, INC.

[A Development Stage Company]

BALANCE SHEETS

ASSETS

	December 31, 2008	June 30, 2008
CURRENT ASSETS
Cash and cash equivalents	$711	$2,761

TOTAL ASSETS	$711	$2,761

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,871	$4,274
Notes payable	2,700	2,700
Notes payable -related party	34,250	19,250

Total Current Liabilities	43,821	26,224

STOCKHOLDERS’ DEFICIT
Common Stock, $.001 par value, 200,000,000 shares authorized, 14,102,504 shares issued and outstanding	14,103	14,103
Additional paid-in capital	141,435	141,435
Deficit accumulated during the development stage	(198,648)	(179,001)

Total Stockholders’ Deficit	(43,110)	(23,463)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$711	$2,761

The accompanying notes are an integral part of these financial statements.

PSP INDUSTRIES, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,		From Inception on August 21, 1978 Through December 31,
	2008	2007	2008	2007	2008
NET REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative	2,760	3,830	18,010	3,830	190,333
Interest expense	924	187	1,637	187	8,315

Total Operating Expenses	3,684	4,017	19,647	4,017	198,648

NET LOSS BEFORE INCOME TAXES	(3,684)	(4,017)	(19,647)	(4,017)	(198,648)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(3,684)	$(4,017)	$(19,647)	$(4,017)	$(198,648)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	14,102,504	1,715,000	14,102,504	1,715,000

The accompanying notes are an integral part of these financial statements.

PSP INDUSTRIES, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,		From Inception on August 21, 1978 through December 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,647)	$(4,017)	$(198,648)
Adjustments to reconcile net loss to net cash Used by operating activities:
Common stock issued for services rendered	-	1,309	57,597
Notes payable issued for services rendered	-	-	5,400
Notes payable - related party issued for services rendered	-	-	4,000
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	2,597	187	14,500
Net Cash Used by Operating Activities	(17,050)	(2,521)	(117,151)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	15,000	3,500	31,000
Contributed capital for expenses	-	-	3,612
Net proceeds from issuance of common stock	-	-	83,250
Net Cash Provided by Financing Activities	15,000	3,500	117,862

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,050)	979	711

CASH ANC CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,761	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$711	$979	$711

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services rendered	$-	$1,309	$57,597
Notes payable and notes payable -related party issued for services	$-	$-	$9,400
Common stock issued for notes payable	$-	$-	$2,700

The accompanying notes are an integral part of these financial statements.

PSP INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2008

NOTE 1

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10 filed on December 10, 2008.  Operating results for the six months ended December 31, 2008 are not necessarily indicative of the results to be expected for the year ending June 30, 2009.

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation

Our plan of operation for the next 12 months is to: (i)consider guidelines of industries in which we may have an interest;(ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a going concern engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing; the payment of our Securities and Exchange Commission and Exchange Act reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.  We anticipate that these funds will be provided to us in the form of loans from Eslie O. Barlow, our current Secretary/Treasurer and a director.  As of the date of this Quarterly Report, we have not actively begun to seek any business or acquisition candidate.

Results of Operations

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

We had no material operations during the quarterly period ended December 31, 2008.  In the quarterly period ended December 31, 2008, we had revenues of $0, compared to the quarterly period ended December 31, 2007, with revenues of $0. Selling, general and administrative expenses were $2,760 for the December 31, 2008, period, compared to $3,830 for the December 31, 2007, period.  We had interest expenses of $924 and $187, respectively.  We had a net loss of $3,684 for the December 31, 2008, period, compared to a net loss of $4,017 for the December 31, 2007, period.

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007

During the six months ended December 31, 2008, and 2007, we had revenues of $0.  Selling, general and administrative expenses were $18,010 and $3,830, respectively.  We had interest expenses of $1,637 and $187 for the six months ended December 31, 2008 and 2007, respectively.  We had losses of $19,647 and $4,017, respectively.

Liquidity

We had cash or cash equivalents on hand at December 31, 2008, of $711; and cash or cash equivalents on hand at June 30, 2008 of $2,761.  If additional funds are required in connection with our present planned business operations of seeking an acquisition or business combination candidate or for Exchange Act filings or other expenses, such funds may be advanced by management or principal stockholders.  During the six months ended December 31, 2008, expenses were paid by our Secretary/Treasurer and a director, Eslie O. Barlow, in the amount of $15,000. The aggregate amount of expense advances by this related party through December 31, 2008, is $34,250, which is outstanding, bearing 10% interest, unsecured and is due on demand. There are also additional notes outstanding in the amount of  $2,700.   Because we have not identified any acquisition or business combination candidate, it is impossible to predict the amount of future required funds.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

On or about January 1, 2009, we were notified that effective January 1, 2009, the audit partner of Bouwhuis, Morrill & Company, LLC (“BMC”), our auditors, joined Chisholm, Bierwolf & Nilson, LLC (“CBN”), which became Chisholm, Bierwolf, Nilson & Morrill, LLC (“CBNM”).  As a result, BMC resigned as our independent registered public accounting firm and CBNM was formally engaged as our new independent registered public accounting firm.  The decision to retain CBNM as our certifying public accountant was authorized and approved by our board of directors.

During the period from the engagement of the former auditors through the date of the resignation of the former auditors, including our most recent fiscal year and the subsequent interim period, there were no disagreements with the former auditors,  whether or not resolved, on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which, if not resolved to the former auditor’s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its audit report.

The audit reports of BMC did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, with the exception of a “going concern” qualification in Note 7 of our audited financial statements for the fiscal year ended June 30, 2008, and 2007.

During our two most recent fiscal years, and through the date of this 10-Q Quarterly Report, BMC has not advised us that any of the following exists or is applicable:

(1)  That the internal controls necessary for us to develop reliable financial statements do not exist, or that information has come to their attention that has led them to no longer be able to rely on our management’s representations or that has made them unwilling to be associated with the financial statements prepared by management;

(2)  That we need to expand significantly the scope of our audit, or that information has come to their attention that if further investigated may materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements or any other financial presentation, or cause them to be unwilling to rely on management’s representations or be associated with our financial statements for the foregoing reasons or any other reason; or

(3)  That they have advised us that information has come to their attention that they have concluded materially impacts the fairness or reliability of either a previously issued audit report or the underlying financial statements or the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to its satisfaction, would prevent it from rendering an unqualified audit report on those financial statements), and due to its dismissal or for any other reason the issue has not been resolved to its satisfaction prior to its dismissal.

During our two most recent fiscal years, and through the date of this 10-Q Quarterly Report, we have not consulted CBNM regarding either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements or any other financial presentation whatsoever.

We have provided BMC with a copy of the disclosure provided under this 10-Q and have asked them to provide us with a letter addressed to the Securities and Exchange Commission as to whether they agree or disagree with the disclosures made herein.  A copy of their response is attached hereto and incorporated herein by this reference.  See Exhibit 99.1 of this 10-Q.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1 31.2 32 99.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Tom A. Barlow, President and Director.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Eslie O. Barlow, Secretary, Treasurer and Director

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Tom A. Barlow, President and Eslie O. Barlow, Secretary, Treasurer.

Letter from Bouwhuis, Morrill & Company, LLC

SIGNATURES

PSP INDUSTRIES, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Date:	February 17, 2009	By:	/s/Tom A. Barlow
Tom O. Barlow, President and Director

Date:	February 17, 2009	By:	/s/Eslie O. Barlow
Eslie O. Barlow, Secretary, Treasurer and Director