Form 10-Q
period 2009-03-31
PSP Industries, Inc.
filed 2009-05-15
CIK 1451822

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “non-accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 14, 2009 - 1,715,004 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

PSP INDUSTRIES, INC.

[A Development Stage Company]

UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2009

PSP INDUSTRIES, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Balance Sheets,

March 31, 2009 and June 30, 2008

4

—

Unaudited Statements of Operations,

for the three months and nine months ended

March 31, 2009 and 2008 and from inception

on August 21, 1978 through March 31, 2009

5

—

Unaudited Statements of Cash Flows,

for the nine months ended March 31, 2009

and 2008 and from inception on August 21,

1978 through March 31, 2009

6

—

Notes to Unaudited Financial Statements

7

PSP INDUSTRIES, INC.

[A Development Stage Company]

BALANCE SHEETS

ASSETS

	March 31, 2009	June 30, 2008
CURRENT ASSETS
Cash and cash equivalents	$3,151		$2,761

TOTAL ASSETS	$3,151		$2,761

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,755		$4,274
Notes payable	2,700	1	2,700
Notes payable -related party	39,250		19,250

Total Current Liabilities	51,705		26,224

STOCKHOLDERS’ DEFICIT
Common Stock, $.001 par value, 200,000,000 shares authorized, 1,715,004 and 14,102,504 shares issued and outstanding, respectively	1,715		14,103
Additional paid-in capital	153,823		141,435
Deficit accumulated during the development stage	(204,092)		(179,001)

Total Stockholders’ Deficit	(48,554)		(23,463)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,151		$2,761

The accompanying notes are an integral part of these financial statements.

PSP INDUSTRIES, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,		From Inception on August 21, 1978 Through March 31,
	2009	2008	2009	2008	2009
NET REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative	4,446	57	22,456	3,887	194,779
Interest expense	998	446	2,635	633	9,313

Total Operating Expenses	5,444	503	25,091	4,520	204,092

NET LOSS BEFORE INCOME TAXES	(5,444)	(503)	(25,091)	(4,520)	(204,092)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(5,444)	$(503)	$(25,091)	$(4,520)	$(204,092)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,138,500	1,715,000	12,739,875	1,715,000

The accompanying notes are an integral part of these financial statements.

PSP INDUSTRIES, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,		From Inception on August 21, 1978 through March 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,091)	$(4,520)	$(204,092)
Adjustments to reconcile net loss to net cash Used by operating activities:
Common stock issued for services rendered	-	1,309	57,597
Notes payable issued for services rendered	-	-	5,400
Notes payable - related party issued for services rendered	-	-	4,000
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	5,481	633	17,384
Net Cash Used by Operating Activities	(19,610)	(2,578)	(119,711)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	20,000	3,500	36,000
Contributed capital for expenses	-	-	3,612
Net proceeds from issuance of common stock	-	-	83,250
Net Cash Provided by Financing Activities	20,000	3,500	122,862

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	390	922	3,151

CASH ANC CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,761	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,151	$922	$3,151

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services rendered	$-	$1,309	$57,597
Notes payable and notes payable -related party issued for services	$-	$-	$9,400
Common stock issued for notes payable	$-	$-	$2,700
Common stock issued for notes payable-related party	$-	$-	$13,400

The accompanying notes are an integral part of these financial statements.

PSP INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2009

NOTE 1

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10 filed on December 10, 2008.  Operating results for the nine months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending June 30, 2009.

NOTE 2

RELATED PARTY TRANSACTION

On February 26, 2009, the Company acquired, for nominal consideration and canceled, an aggregate total of 12,387,500 shares of its common stock, 7,676,760 shares of which were owned by Kenneth I. Denos and 4,710,740 shares of which were owned by John D. Thomas.  These shares were previously issued in October, 2007, for services rendered, a portion of which were represented by promissory notes, and were valued at the par value of the Company’s common stock.  The cancelation became effective on March 3, 2009.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

We had no material operations during the quarterly period ended March 31, 2009.  In the quarterly period ended March 31, 2009, we had revenues of $0, compared to the quarterly period ended March 31, 2008, with revenues of $0.  Selling, general and administrative expenses were $4,446 for the March 31, 2009, period, compared to $57 for the March 31, 2008, period.  We had interest expenses of $998 and $446, respectively.  We had a net loss of $5,444 for the March 31, 2009, period, compared to a net loss of $503 for the March 31, 2008, period.

Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008

During the nine months ended March 31, 2009, and 2008, we had revenues of $0.  Selling, general and administrative expenses were $22,456 and $3,887, respectively.  We had interest expenses of $2,635 and $633 for the nine months ended March 31, 2009 and 2008, respectively.  We had net losses of $25,091 and $4,520, respectively.

Liquidity

We had cash or cash equivalents on hand at March 31, 2009, of $3,151; and cash or cash equivalents on hand at June 30, 2008 of $2,761.  If additional funds are required in connection with our present planned business operations of seeking an acquisition or business combination candidate or for Exchange Act filings or other expenses, such funds may be advanced by management or principal stockholders.  During the nine months ended March 31, 2009, expenses were paid by our Secretary/Treasurer and a director, Eslie O. Barlow, in the amount of $20,000. The aggregate amount of expense advances by this related party through March 31, 2009, is $36,000, which is outstanding, bearing 10% interest, unsecured and is due on demand. There are also additional notes outstanding in the amount of  $2,700.   Because we have not identified any acquisition or business combination candidate, it is impossible to predict the amount of future required funds.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

On or about January 1, 2009, we were notified that effective January 1, 2009, the audit partner of Bouwhuis, Morrill & Company, LLC (“BMC”), our auditors, joined Chisholm, Bierwolf & Nilson, LLC (“CBN”), which became Chisholm, Bierwolf, Nilson & Morrill, LLC (“CBNM”).  As a result, BMC resigned as our independent registered public accounting firm and CBNM was formally engaged as our new independent registered public accounting firm.  The decision to retain CBNM as our certifying public accountant was authorized and approved by our board of directors.  For additional information, please see our 10-Q Quarterly Report for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 17, 2009.

On February 26, 2009, we acquired, for nominal consideration and canceled, an aggregate total of 12,387,500 shares of our common stock, 7,676,760 shares of which were owned by Kenneth I. Denos and 4,710,740 shares of which were owned by John D. Thomas.  These shares were previously issued in October, 2007, for services rendered, a portion of which were represented by promissory notes, and were valued at the par value of our common stock.  The cancelation became effective on March 3, 2009.  For additional information, please see our 8-K Current Report dated February 26, 2009, filed with the Securities and Exchange Commission on March 10, 2009.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1 31.2 32

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

Date:	May 15, 2009	By:	/s/Tom A. Barlow
Tom O. Barlow, President and Director

Date:	May 15, 2009	By:	/s/Eslie O. Barlow
Eslie O. Barlow, Secretary, Treasurer and Director