Form 10-K
period 2009-06-30
PSP Industries, Inc.
filed 2009-10-08
CIK 1451822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  June 30, 2009

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 000-53526

PSP Industries, Inc.

(Exact Name of Registrant as specified  in its Charter)

Utah	87-0342226
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2206 North 640 West, West Bountiful, Utah  84087

 (Address of Principal Executive Offices)

(801) 296-8622

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if  the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]   No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

Market Value of Non-Affiliate Holdings

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common stock of the Registrant was approximately $1,116.83, based on 1,116,834 shares held by non-affiliates, valued at the par value of $0.001 per share for the Registrant’s common stock on December 31, 2008, as there is, and was at that date, no current public market for these shares.

Applicable only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]   No [  ]

Outstanding Shares

As of September 15, 2009, the Registrant had 1,715,004 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

TABLE OF CONTENTS

PART I

4

ITEM 1.  BUSINESS

4

ITEM 1A.  RISK FACTORS

10

ITEM 2:  PROPERTIES

14

ITEM 3:  LEGAL PROCEEDINGS

15

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

15

PART II

15

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                                                                                                                 15

ITEM 6.  SECLECTED FINANCIAL DATA.

19

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION                                                                                                                                                                              19

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

20

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

20

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                                                                                                                                                             35

ITEM 9A(T):  CONTROLS AND PROCEDURES

35

ITEM 9B:  OTHER INFORMATION

35

PART III

36

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

36

ITEM 11:  EXECUTIVE COMPENSATION

37

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                                                                                                                            39

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE                                                                                                                                                                                                       41

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

41

PART IV

42

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

42

SIGNATURES

42

PART I

FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report about us that are not purely historical are forward-looking statements with respect to our goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions nationally and/or in the communities in which we may conduct business; changes in the interest rate environment; legislation or regulatory requirements; conditions of the securities markets; our ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; or other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices, among others.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

ITEM 1.  BUSINESS

Business Development

Introduction

We (“PSP Industries, Inc.” or our “Company,” and “we,” “our,” “us” and words of similar import) were organized under the laws of the State of Utah on August 21, 1978, under the name “Sampson Resources,” to engage in any lawful business and for the purpose of acquiring any business or enterprise that would be beneficial to us and our stockholders.  Accordingly, we were deemed to be a “shell company.”

We had business operations during the years beginning in 1978 through early 1987, and we are now a “shell company” as defined in Rule 12b-2 of the Securities and Exchange Commission (the “SEC”) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  See the heading “Business Development” below.

The following is a summary of material organizational and business development events since our inception:

•

We were incorporated under the laws of the state of Utah on August 21, 1978, under the name “Samson Resources,” with an authorized capital of Ten Million (10,000,000) authorized shares of a par value of One Cent ($0.01) per share.

•

On or about January 24, 1980, we filed Articles of Amendment to our Articles of Incorporation whereby we changed our authorized shares to Fifty Million (50,000,000) shares of a par value of One Mill ($0.001) per share.

•

On or about April 17, 1984, we effected a reverse split of our outstanding securities on a basis of one for five, while retaining the then present authorized capital and par value, with appropriate adjustments to our capital accounts.  All computations hereafter take into account this recapitalization.

•

We acquired all of the outstanding stock of PSP Synfuels & Technology, Inc. (“PSP Michigan”), a Michigan corporation, in exchange for 858,750 of our common stock on or about April 17, 1984.

•

We also acquired all of the outstanding stock of Dynel Todd Corporation, also a Michigan corporation (“DTC”), in exchange for 120,000 shares of our common stock on or about May 8, 1984.

•

In 1987, we ceased business operations and disposed of the shares of stock of PSP Michigan and DTC acquired in 1984 for nominal consideration.

•

On or about October 13, 1995, we filed an Amendment to our Articles of Incorporation, changing our name to “PSP Industries, Inc.”

•

On December 9, 2003, we filed Amended and Restated Articles of Incorporation whereby our authorized shares were increased to Two Hundred Million (200,000,000) shares and our par value was changed to One Cent ($0.01) per share.

•

Also on December 9, 2003, we filed Second Amended and Restated Articles of Incorporation whereby our par value was changed to One Mill ($0.001) per share.

•

On or about December 15, 2003, we effected a reverse split of our outstanding securities on a basis of one for 10, and while retaining the then present authorized capital and par value, with appropriate adjustments to our capital accounts.  All computations hereafter take into account this recapitalization.

•

We discontinued our business operations in early 1987 for lack of funding.

•

Effective March 3, 2009, we acquired and canceled an aggregate total of 12,387,500 shares of our common stock for consideration of a $20 payment made by a related party.

All computations herein take into account all recapitalizations and reverse splits outlined above.

The following are the material differences from our prior Articles of Incorporation our Second Amended and Restated Articles of Incorporation: Article I of our prior Articles of Incorporation (the “Prior Articles”) indicates our prior name; and Article I of our Second Amended and Restated Articles of Incorporation (the “New Articles”) reflects our current name, “PSP Industries, Inc.”  Article II of the Prior Articles was amended in a new Article II to reflect that we are organized to engage in any lawful purpose.  The old Article II in the Prior Articles, reflecting that our duration was perpetual has been stricken from the New Articles, as under the Utah Revised Business Corporation Act, Section 16-10a-302, all corporations have perpetual duration unless the Articles express otherwise.  Article III of the Prior Articles, reflecting that we were organized for the purpose of mining has been amended to limit the liability of directors to the full extent allowable under the Utah Revised Business Corporation Act in the New Articles.  Article IV has been amended to adjust our capitalization from Ten Million (10,000,000) shares of a par value of One Cent ($0.01) per share in the Prior Articles to Two Hundred Million (200,000,000) shares of a par value of One Mill ($0.001) per share in the New Articles.  Article V of the Prior Articles, which abolished pre-emptive rights, has been amended to reflect the name and address of our registered office and the registered agent in the New Articles; there is no Article eliminating preemptive rights in the New Articles because the Utah Revised Business Corporation Act, Section 16-10a-630, prohibits preemptive rights unless specifically stated in the Articles of Incorporation.  Article VI of the Prior Articles, regarding the prohibition to not commence business until at least $1,000 has been paid into the Company has been amended in the New Articles to allow a majority of the members of our Board of Directors to set the size of the Board and the fill vacancies on the Board.  Article VII of the Prior Articles regarding our Internal Affairs has been deleted and the new Article VII as amended authorizes us to make, amend, alter or repeal our own Bylaws.  Article VIII of the Prior Articles, regarding registered office and agent has been amended in the New Articles to provide for action by written consent of the holders of outstanding voting securities having the minimum number of votes necessary to authorize or take the action at a meeting at which all shares entitled to vote were authorized to be present and vote, in accordance with the Sections 16-10a-704 and 16-10a-1704 of the Utah Revised Business Corporation Act.  Article IX of the Prior Articles regarding directors has been amended in the New Articles to provide for an exemption from the Utah Control Shares Acquisition Act, Section 61-6-1, so that acquisitions or mergers that may have been the subject of such Section, are exempted therefrom.  Finally, Article X, Incorporators and Article XI, Officers and Directors Contracts, of the Prior Articles, have been repealed in the New Articles, as these matters are customarily handled in the Bylaws or in the Utah Revised Business Corporation Act.

Description of Business

We are currently seeking potential assets, property or businesses to acquire, in a business combination, by reorganization, merger or acquisition.  We have had no material business operations since early, 1987.  Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence operations through funding and/or the acquisition or business combination with a “going concern” engaged in any industry selected.  We are unable to predict the time as to when and if we may actually participate in any specific business endeavor, and we will be unable to do so until we determine any particular industry in which we may conduct business operations.

We are not currently engaged in any substantive business activity except the search for potential assets, property or businesses to acquire, and we have no current plans to engage in any other activity in the foreseeable future unless and until we complete any such acquisition.  In our present form, we are deemed to be a shell company seeking to acquire or merge with a business or company.  We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities may include all lawful businesses.  We recognize that the number of suitable potential business ventures that may be available to us will be extremely limited, and may be restricted to businesses or entities that desire to become a publicly-held company while avoiding what many may deem to be the adverse factors related to an initial public offering (“IPO”) as a method of “going public.”  The most prevalent of these factors include the substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell securities on behalf of the particular entity, the lack of or the inability to obtain the required financial statements for such an undertaking, state limitations on the amount of dilution to public investors in comparison to the stockholders of any such entity, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement them.

Amendments to SEC Form 8-K regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction (Item 5.01(a)(8) of Form 8-K); and the recent amendments to SEC Rule 144 adopted by the SEC that were effective on February 15, 2008, that limit the resale of most securities of shell companies until 12 months after the filing of such information (the “Form 10 Information”), may eliminate many of the perceived advantages of going public transactions with shell companies.  These types of transactions are customarily referred to as “reverse” reorganizations or mergers in which the acquired company’s stockholders become the controlling stockholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company.  Regulations governing shell companies also deny the use of SEC Form S-8 for the registration of securities and limit the use of SEC Form S-8 to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees.  In such instances, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expenses that are normally avoided by reverse reorganizations or mergers.

Recent amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradeability of certain securities of shell companies, including those issued by us in any business combination, and further limit the tradeability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that desires to utilize us as a means of going public.  See the heading “Rule 144,” of Item 5, for a discussion of the general requirements of Rule 144 and the limitations of Rule 144 with respect to shell companies.

Any of these types of business combination transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock that could amount to as much as 95% or more of our outstanding voting securities; accordingly, investments in the private enterprise, if available, would be much more favorable than any investment in us.

Management intends to consider a number of factors prior to making any decision to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success.  These may include, but will not be limited to, as applicable, an analysis of the quality of the particular business or entity’s management and personnel; the anticipated acceptability of any new products or marketing concepts that any such business or company may have; the merits of any such business’ or company’s technology or intellectual property; the present financial condition, projected growth potential and available technical, financial and managerial resources; working capital, history of operations and future prospects; the nature of present and expected competition; the quality and experience of any such business’ or company’s management services and the depth of management; the business’ or the company’s potential for further research, development or exploration; risk factors specifically related to the business’ or company’s operations; the potential for growth, expansion and profit; the perceived public recognition or acceptance of products, or services offered and trademarks and name identification; and numerous other factors that are difficult, if not impossible, to properly or accurately quantify or analyze, let alone describe or identify, without referring to specific objective criteria of an identified business or company.

Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors.  Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives.  Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such business will be unproven and cannot be predicted with any certainty.

Our management will attempt to meet personally with management and key personnel of any entity providing a potential business opportunity for us, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of material personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management and limited capital, these activities may be limited.

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor or if at all.  We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel and others who may present unsolicited proposals.  In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.  Management does not presently intend to acquire an interest in any business enterprise in which any member has an ownership interest.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of our management in the future for services that they may perform for us.  Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a business combination, management expects that any such compensation would take the form of an issuance of shares of our common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders.  There are presently no preliminary agreements or understandings between us and members of our management respecting such compensation.  Any shares issued to members of our management would be required to be resold under an effective registration statement filed with the SEC or could not be publicly sold until 12 months after we file the Form 10 information about the business combination with the SEC as now required by SEC Form 8-K.  These provisions could further inhibit our ability to complete any business combination where finders or others who may be subject to these resale limitations refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash rather than our shares or unless we agree to file a registration statement with the SEC that includes any shares that are to be issued to them, at no cost to them.  These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our stockholders retain following any such transaction, by reason of the increased expense.

Substantial fees are also often paid in connection with the completion of all types of business combinations, ranging from a small amount to as much as $600,000 or more. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of their shares of common stock or as consideration to them to provide an indemnification for all of our prior liabilities.  Members of management may also actively negotiate or otherwise consent to the purchase of all or any portion of their shares of common stock as a condition to, or in connection with, a proposed business combination.  It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  In the event that any such fees are paid or shares are purchased, these requirements may become a factor in negotiations regarding any business combination with us and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities.  Any of these types of fees that are paid in shares of our common stock will also be subject to the resale limitations embodied in the recent amendments to Rule 144 that prohibit, among other requirements, the public resale of these shares until 12 months after the filing of the Form 10 Information with the SEC.

None of our directors, executive officers, founders or their affiliates or associates are currently involved in any negotiations with any representatives of the owners of any business or company regarding the possibility of a business combination with us.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and Smaller Reporting Company’s Competitive Position in the Industry and Methods of Competition

Management believes that there are literally thousands of shell companies engaged in endeavors similar to those engaged in by us; many of these companies have substantial current assets and cash reserves.  Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets via a reverse reorganization or merger.  There is no reasonable way to predict our competitive position or that of any other entity in these endeavors; however, we, having limited assets and no cash reserves, will no doubt be at a competitive disadvantage in competing with shell companies that have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by us since early 1987.

Sources and Availability of Raw Materials and Names of Principal Suppliers

None; not applicable.

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

None; not applicable.

Need for any Governmental Approval of Principal Products or Services

Because we currently have no business operations, produce no products nor provide any services, we are not presently subject to any governmental regulation in this regard.  However, in the event that we complete a business combination transaction, we will become subject to all governmental approval requirements to which the reorganized, merged or acquired entity is subject or may become subject.

Effect of Existing or Probable Governmental Regulations on the Business

We are subject to the following regulations of the SEC and applicable securities laws, rules and regulations:

Securities and Exchange Commission and Sarbanes/Oxley Act

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, subject to the disclosure requirements of Regulation S-K of the Securities and Exchange Commission, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K applicable to larger companies.

Sarbanes/Oxley Act

We are subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls (anticipated to commence with the April 30, 2010, year end); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our shareholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our shareholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to shareholders.

We are also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Research and Development Costs During the Last Two Fiscal Years

None; not applicable.

Cost and Effects of Compliance with Environmental Laws

Our current business operations are not subject to any material environmental laws, rules or regulations that would have an adverse material effect on our business operations or financial condition or result in a material compliance cost; however, we will become subject to all such governmental requirements to which the reorganized, merged or acquired entity is subject or may become subject, on the closing of a business combination.

Number of Total Employees and Number of Full-Time Employees

We have no employees.

Additional Information

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports or registration statements that we have filed electronically with the Securities and Exchange Commission at its Internet site at www.sec.gov.  Please call the Securities and Exchange Commission at 1-202-551-8090 for further information on this or other Public Reference Rooms.  Our Securities and Exchange Commission reports and registration statements are also available from commercial document retrieval services, such as CCH Washington Service Bureau, whose telephone number is 1-800-955-0219.

ITEM 1A.  RISK FACTORS

In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, our present and proposed business operations will be highly speculative and will be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

Extremely Limited Assets and No Source of Revenue; Accordingly, We May Fail.

We have no assets and have had no revenue since 1987; nor will we receive any revenue until we complete a business combination, at the earliest.  We can provide no assurance that any acquired or commenced business will produce any material revenues for us or benefit for our stockholders or that any such business will operate on a profitable basis.

We Are Deemed to be a Shell Company Until We Adopt a Business Plan and Commence Principal Significant Operations.

Our present limited business operations involve those of a shell company.  The only activities to be conducted by us include maintaining our good standing in the State of Utah, compliance with our reporting requirements with the SEC and the seeking out and investigating the potential acquisition of any viable business opportunity in a business combination.

Discretionary Use of Proceeds; Blank Check or Shell Company.

Because we are not currently engaged in any substantive business activities, as well as management’s broad discretion with respect to selecting a business or industry for commencement of operations or completing a business combination, we are deemed to be a blank check or shell company.  Although management intends to apply any proceeds we may receive through the issuance of our common stock or debt securities to a suitable business enterprise or combination, subject to the criteria identified in Item 1, such proceeds will not otherwise be designated for any more specific purpose.  We can provide no assurance that any use or allocation of such proceeds will allow us to achieve our business objectives.

We Are Not Currently Engaged in any Substantive Business Activity, and We Have No Plans to Engage in any Such Activity in the Foreseeable Future, Except the Search for a Business or an Entity to Acquire that May Be Beneficial to Us and that May Benefit Our Stockholders.

When and if we will complete a business combination is presently unknown, and will depend upon various factors, including but not limited to, funding and its availability; and if and when any potential acquisition may become available to us on terms acceptable to us.  No assurance can be given that any such opportunity will be made available to us or will be completed; and if made available or completed, will benefit us or our stockholders.

We Will Seek Out Business Opportunities.

Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; we may also advertise our availability as a vehicle to bring a company to the public market through a reverse reorganization or merger business combination, subject to the limitations on any such advertising that are included in the Securities Act of 1933, as amended (the “Securities Act”), and the General Rules and Regulations of the SEC promulgated thereunder.

Absence of Substantive Disclosure Relating to Prospective Acquisitions.

Because we have not yet identified any industry or potential business combination that we may engage in or acquire, potential investors in us will have virtually no substantive information upon which to base a decision of whether to invest in us.  Potential investors would have access to significantly more information if we had already identified a potential acquisition or business combination, or if the acquisition or business combination target had made an offering of its securities directly to the public.  We can provide no assurance that any investment in us will not ultimately prove to be less favorable than such a direct investment.

Unspecified Industry and Acquired Business and Unascertainable Risks May Cause us to Fail.

We have not identified any particular industry or business in which to concentrate our efforts.  Accordingly, prospective investors in us currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which we may acquire or otherwise engage in.  To the extent that we may acquire a business in a high risk industry, we will become subject to those risks.  Similarly, if we acquire a financially unstable business or a business that is in the early stages of development, we will become subject to the numerous risks to which such businesses are subject.  Although management intends to consider the risks inherent in any industry and business in which we may become involved, there can be no assurance that we will correctly assess such risks.

Uncertain Structure of Any Acquisition and Unknown Dilution to Our Stockholders.

Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements, to engage in or acquire any specific business, assets or property in a business combination or otherwise.  Accordingly, it is unclear whether such an acquisition or business combination would take the form of an exchange of capital stock, a merger or an asset acquisition.  However, because we have virtually no resources as of the date of this Annual Report, management expects that any such acquisition or business combination would take the form of an exchange of our capital stock that would further dilute our stockholders.

Auditor’s “Going Concern” Opinion that Expresses Doubt About Our Ability to Continue as a Going Concern.

Our auditors who audited our consolidated financial statements for the calendar years ended June 30, 2009, and 2008, have expressed substantial doubt about our ability to continue as a going concern in Note 7 of our consolidated financial statements for the years ended June 30, 2009, and 2008, which accompany this Annual Report, due to our status as a shell company and our lack of profitable operations or available funds.  See our financial statements, Item 8.

There Are Losses Associated with Startup Companies, and We May Fail.

We have not had a profitable operating history; and we cannot guarantee that we will become profitable or that we will complete any business combination of any kind or that if one is completed, that it will become profitable.

Federal and State Restrictions on Blank Check or Shell Companies that Will Further Limit Our Opportunities.

Federal Restrictions

Recent amendments to SEC Form 8-K by the SEC regarding shell companies and transactions with shell companies require the filing of the Form 10 Information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction. These new regulations also deny the use of SEC Form S-8 for the registration of securities of a shell company, and limit the use of SEC Form S-8 to a reorganized shell company until the expiration of 60 days from when any such shell company is no longer considered to be a shell company.  This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees.  In such instances, there may be no exemption from registration under the Securities Act for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such business combination, and incurring the time and expense normally avoided by reverse reorganizations or mergers.

Further, recent amendments to Rule 144 adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradeability of certain securities of shell companies, including those issued by shell companies in any acquisition or business combination, and further limit the tradeability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that may desire to utilize us as a means of going public.  See the heading “Rule 144” of Item 5 for a discussion of the general requirements of Rule 144 and the limitations of Rule 144 with respect to shell companies.

If we publicly offer any securities as a condition to the closing of any acquisition or business combination while we are a blank check or shell company, we will have to fully comply with SEC Rule 419 and deposit all funds in escrow pending advice about the proposed transaction to our stockholders fully disclosing all information required by Regulation 14 of the SEC and seeking the vote and agreement of investment of those stockholders to whom such securities were offered; if no response is received from these stockholders within 45 days thereafter or if any stockholder elects not to invest following our advice about the proposed transaction, all funds that must be held in escrow by us under Rule 419, as applicable, will be promptly returned to any such stockholder.  All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions.  This is only a brief summary of Rule 419.  We do not anticipate making any public offerings of our securities that would come within the context of an offering described in Rule 419.

All of these laws, rules and regulations could severely restrict us from completing an acquisition of any business combination for the following reasons, among others:

•

The time and expense in complying with any of the foregoing could be prohibitive and eliminate the reasons for a reverse reorganization or merger.

•

Management or others who own or are to receive shares that may be subject to the new resale limitations of Rule 144 may demand registration rights for these shares, and the acquisition or business combination candidate may refuse to grant them by reason of the time, cost and expense involved; or because the filing of any such registration statement may be integrated with planned financing options of the acquisition or business combination candidate that could prohibit or interfere with such options or such registration statement.

•

Demands for cash in lieu of securities could be too high a cost of dilution to the acquisition or business combination candidate, especially when taking into account the dilution that results from the shareholdings that are retained by our stockholders.

•

These costs and expenses, if agreed upon, would no doubt further dilute our stockholders, as any acquisition or business combination candidate may not be willing to leave as many shares with our stockholders in any such transaction, had these issues not been present.

•

Finder’s and parties who may introduce acquisition or business combination candidates to us may be unwilling to introduce any such candidates if shares to be issued to them are not registered for resale with the SEC, which would restrict our ability to attract potential candidates.

•

Will limit resales of securities issued in acquisitions or business combinations by providing a 12 month holding period from the filing of the Form 10 information required to be filed with the SEC within four days of the closing of any such transaction, thereby denying acquired companies’ stockholders the newly proposed six month holding period that they would be subject to if their company went public by means other than the use of a shell company.

State Restrictions

Presently, a total of 34 states prohibit or substantially restrict the registration and sale of shares of blank check or shell companies within their borders.  We intend to comply fully with all state securities laws, and plan to take the steps necessary to ensure that any future offering of our securities are limited to those states in which such offerings are allowed.  However, while we have no substantive business operations and are deemed to be a blank check or shell company, these legal restrictions may have a material adverse impact on our ability to raise capital, because potential purchasers of our securities must be residents of states that permit the purchase of such securities.  These restrictions may also limit or prohibit stockholders from reselling shares of common stock within the borders of regulating states.  Section 18 of the Securities Act exempts private sales of shares of blank check or shell companies from state registration laws, rules and regulations if sold under SEC Rule 506.

By regulation or policy statement, some states place various restrictions on the sale or resale of equity securities of blank check or shell companies.  These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from “manual listing” registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies.

In most jurisdictions, blank check and shell companies are not eligible for participation in the Small Corporate Offering Registration (“SCOR”) program, which permits an issuer to notify the SEC of certain offerings registered in such states by short form filing.  All states (with the exception of Alabama, Minnesota, Nebraska and New York) have adopted some form of SCOR.  States participating in the SCOR program also allow applications for registration of securities by qualification via filing of a Form U-7 with the states’ securities commissions.  Nevertheless, while we are a blank check or shell company, we do not anticipate making any SCOR offering or other public offering in the foreseeable future, even in any jurisdiction where we may be eligible for participation in SCOR.

The net effect of the above-referenced laws, rules and regulations will be to place significant restrictions on our ability to register, offer and sell and/or to develop a secondary market for shares of our common stock in virtually every jurisdiction in the United States.  These restrictions should cease once and if we acquire a venture by acquisition or business combination, so long as the business operations succeeded to involve sufficient activities of a specific nature.

Management to Devote Insignificant Time to Activities of Our Company, Which Will Limit Opportunities that  May Be Made Available to Us and Our Business Model May Fail.

Members of our management are not required to devote their full time to our affairs.  Because of their time commitments, as well as the fact that we have limited business operations and funds, the members of our management currently devote approximately one hour per week to our activities, and will continue to do so until such time as we have identified a suitable acquisition or business combination candidate, or have determined to engage in a particular business or industry and have commenced such operations.

There is No Market for Our Common Stock.

We intend to submit for quotations of our common stock on the OTC Bulletin Board of FINRA before any selection of a business opportunity or prior to consideration of the acquisition of any business or the completion of any business combination, and to seek a broker dealer to act as market maker for our securities (without the use of any consultant); our common stock was last publicly quoted in December, 1985.  There is currently no market for our shares of common stock; there have been no discussions with any broker dealer or any other person in this regard; no market maker has been identified; and there can be no assurance that any broker dealer will agree to file a Form 211 for the OTC Bulletin Board or the Pink Sheets for us or that in the event of such quotations being granted for our common stock, that any market for our common stock will ever develop or be maintained.  Any market price for shares of our common stock is likely to be very volatile, and numerous factors beyond our control may have a significant effect.  In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations that have affected the market price of many small capital companies and that have often been unrelated to the operating performance of these companies.  These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of shares of our common stock in any market that may develop.  Sales of “restricted securities” under Rule 144 or pursuant to registration statements may also have an adverse effect on any market that may develop.  See the heading “Rule 144” of Item 5.

Our Common Stock is “Penny Stock” Under SEC General Rules and Regulations, Which Means There Will be a Very Limited Trading Market for Our Shares if Any Trading Market Ever Develops.

Our common stock is deemed to be “penny stock” as that term is defined in SEC Rule 3a51-1.  Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be penny stock.

Moreover, SEC Rule 15g-9 requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

Our Shares Are Subject to Additional Rule 144 Resale Restrictions Applicable to Shell Companies that May Make an Acquisition or Business Combination With Us Less Suitable as a Means of Becoming a Publicly-Held Company.

Any securities issued by us while we are a shell company will be subject to resale limitations imposed on shell companies that limit the resale of securities issued by shell companies until 12 months after the cessation of a shell company status and the filing of the Form 10 Information about the acquired company as required by Item 5.01(a)(8) of SEC Form 8-K.

ITEM 2:  PROPERTIES

We have no assets or property; our principal executive office address and telephone number are the business office address and telephone number of our Secretary/Treasurer and a director, Eslie O. Barlow, and are currently provided at no cost.  Because we have had no business, our activities have been limited to keeping us in good standing in the State of Utah. These activities have consumed an insignificant amount of management’s time; accordingly, the costs of providing the use of this office address and telephone have been nominal.

ITEM 3:  LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. To the knowledge of our management, no federal, state or local governmental agency is presently contemplating any proceeding against us.  No director, executive officer or affiliate of ours or owner of record or beneficially of more than 5% of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted any matters to a vote of our shareholders.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The last time our common stock was publicly quoted was December, 1985.  We intend to submit for quotations of our common stock on the OTC Bulletin Board of FINRA.  No assurance can be given that any market for our common stock will develop or be maintained.  For any market that develops for our common stock, the sale of restricted securities pursuant to Rule 144 of the SEC by members of our management or any other persons to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market.  See the heading “Rule 144” and the caption “Recent Sales of Unregistered Securities,” below.

For any market that develops for our common stock, the sale of “restricted securities” pursuant to Rule 144 of the SEC by members of our management or any other persons to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market.

Rule 144

The following is a summary of the current resale requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
Restricted Securities of Reporting Issuers

During six-month holding period – no resales under Rule 144 Permitted.

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During six- month holding period – no resales under Rule 144 permitted.

After six-month holding period but before one year – unlimited public resales under Rule 144 except that the current public information requirement still applies.

After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Restricted Securities of Non-Reporting Issuers

During one-year holding period – no resales under Rule 144 permitted.

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During one-year holding period – no resales under Rule 144 permitted. After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Shell Companies

The following is an excerpt from Rule 144(i) regarding resales of securities of shell companies:

“(i)

Unavailability to securities of issuers with no or nominal operations and no or nominal non-cash assets.

(1)

This section is not available for the resale of securities initially issued by an issuer defined below:

(i)

An issuer, other than a business combination related shell company, as defined in §230.405, or an asset-backed issuer, as defined in Item 1101(b) of Regulation AB (§229.1101(b) of this chapter), that has:

(A)

No or nominal operations; and

(B)

Either:

(1)

No or nominal assets;

(2)

Assets consisting solely of cash and cash equivalents; or

(3)

Assets consisting of any amount of cash and cash equivalents and nominal other assets; or

(ii)

An issuer that has been at any time previously an issuer described in paragraph (i)(1)(i).

(2)

Notwithstanding paragraph (i)(1), if the issuer of the securities previously had been an issuer described in paragraph (i)(1)(i) but has ceased to be an issuer described in paragraph (i)(1)(i); is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issue was required to file such reports and materials), other than Form 8-K reports (§249.308 of this chapter); and has filed current “Form 10 information” with the SEC reflecting its status as an entity that is no longer an issuer described in paragraph (i)(1)(i), then those securities may be sold subject to the requirements of this section after 12 months have elapsed from the date that the issuer filed “Form 10 information” with the SEC.

(3)

The term “Form 10 information” means the information that is required by Form 10 or Form 20-F (§249.220f of this chapter), as applicable to the issuer of the securities, to register under the Exchange Act each class of securities being sold under this rule.  The issuer may provide the “Form 10 information” in any filing of the issuer with the SEC.  The “Form 10 information” is deemed filed when the initial filing is made with the SEC.”

Securities of a shell company cannot be publicly sold under Rule 144 in the absence of compliance with this subparagraph.

Section 4(1) of the Securities Act

Since we are a shell company as defined in subparagraph (i) of Rule 144, our shares of common stock that were issued while or after we became a shell company cannot be publicly resold under Rule 144 until we comply with the requirements outlined above under the heading “Shell Companies.”  Until those requirements have been satisfied, any resales of our shares of common stock must be made in compliance with the provisions of the exemption from registration under the Securities Act provided in Section 4(1) thereof, applicable to persons other than “an issuer, underwriter or a dealer.”  That will require that such shares of common stock be sold in “routine trading transactions,” which would include compliance with substantially all of the requirements of Rule 144, including the availability of “current public information” about us as required by subparagraph (c) (1) or (c)(2) of Rule 144, regardless of the Rule’s availability; and such resales may be limited to our non-affiliates.  It has been the position of the SEC that the Section 4(1) exemption is not available for the resale of any securities of an issuer that is or was a shell company, by directors, executive officers, promoters or founders or their transferees.  See NASD Regulation, Inc., CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, the so-called “Worm-Wulff Letter.”  The current position of the SEC that is contained in Securities Act Release No. 33-8899, effective February 15, 2008, and that codified the position of the SEC set forth in the Worm-Wulff Letter and revised Rule 144 as outlined above, is that Rule 144 now defines what resales can be made under Section 4(1) of the Securities Act, and with limited exceptions, which are set forth in footnote 172 of that Release, shares of shell companies must be sold in compliance with Rule 144(i) that is quoted above.

Holders

The number of record holders of our common stock as of the date of this Annual Report is approximately 202, excluding an undetermined number of holders whose shares are held in broker dealer accounts or the Depository Trust Company.

Dividends

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future.  Our future dividend policy cannot be ascertained with any certainty, and if and until we complete any acquisition or business combination, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

On or about October 10, 2007, we issued 7,676,760 shares of our common stock to Kenneth I. Denos; each of these shares of our common stock issued were restricted securities as defined in Rule 144, and were issued  for services rendered that were represented by a promissory note executed by us and which were valued at the then par value of our common stock.

On or about October 10, 2007, we issued 4,710,740 shares of our common stock to John D. Thomas; each of these shares of our common stock issued were restricted securities as defined in Rule 144, and were issued  for services rendered and were valued at the then par value of our common stock, a portion of which were represented y a promissory note executed by us.

In or about November, 2004, we issued a total of 100,000 shares, each to Dan L. Kunz, Clayton Barlow, Jolynn C. Street and Eslie O. Barlow; each of these shares of our common stock issued were restricted securities as defined in Rule 144, and were issued for services rendered as members of the Board of Directors or as an officer of the Company and were valued at the then par value of our common stock.

The table and notes below describe the foregoing stock issuances:

Investor	Date Issued	Shares Issued	Compensation
H. Kuglmeier	10/30/1996	50,000	10/30/1996(1)
D. Kunz	11/2000	100,000	1/26/2004(2)
C. Barlow	11/2000	100,000	1/26/2004(2)
J. Street	11/2000	100,000	1/26/2004(2)
E. O. Barlow	11/2000	100,000	1/26/2004(2)
K. Denos	10/10/2007	7,676,760	11/01/2001(3)
J. Thomas	10/10/2007	4,710,740	11/01/2007(4)

(1)  Issued for services rendered and valued at $0.01 per share.

(2)  All issued for services rendered and valued at $0.01 per share.

(3)  Issued in payment of a promissory note executed to pay for services rendered and valued at $0.01 per share.  We canceled these shares on March 3, 2009, in consideration of the sum of $10 paid to the holder by a related party.

(4)  Issued in payment of a promissory note executed to pay for services rendered and valued at $0.01 per share (3,402,211 shares) and issued for services rendered and valued at $0.01 per share (1,308,630 shares).  We canceled these shares on March 3, 2009, in consideration of the sum of $10 paid to the holder by a related party.

We issued all of these securities to persons who were “accredited investors” as those terms are defined in Rule 501 of Regulation D of the SEC; and each such person had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the SEC.  Registration of sales to “accredited investors” are preempted from state regulation, though states may require the filing of  notices, a fee and other administrative documentation like consents to service of process and the like.

Use of Proceeds of Registered Securities

We had no proceeds from the sale of registered securities during the periods covered by this Annual Report or the fiscal periods reported in our consolidated financial statements that accompany this Annual Report.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us or any affiliated purchasers during fiscal years ended June 30, 2008, and 2007.

ITEM 6.  SECLECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Statements made in this Annual Report about us that are not purely historical are forward-looking statements with respect to our goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and/or in the communities in which we conduct our business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices, among others.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition or business combination with a going concern engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements, which may be advanced by our management or principal stockholders as loans to us, will relate to maintaining our good standing or the payment of expenses associated with legal, accounting and other fees related to our compliance with the Exchange Act requirements of being a reporting issuer and reviewing or investigating any potential acquisition or business combination candidate. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective acquisition or business combination candidate as of the date of this Annual Report, it is impossible to predict the amount of any such costs or required advances.  Any such loan will be on terms no less favorable to us than would have been made available to us from a commercial lender in an arm’s length transaction.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year Ended June 30, 2009 compared to the Year Ended June 30, 2008

We have had no material business operations since December, 1987.

During the fiscal year ended June 30, 2009, we had a net loss of $28,180, compared with a net loss of $15,853 for the fiscal year ended June 30, 2008.  The increase in net loss in 2009 was due to our efforts to comply with new Sarbanes/ Oxley Act provisions relating to evaluating our internal controls.  Except as described above, we have received no revenues in either of our two most recent fiscal years.  See the Item 8, of this Annual Report.

Liquidity and Capital Resources

We had cash or cash equivalents on hand at June 30, 2009, of $4,689; and cash or cash equivalents on hand at June 30, 2008, and 2007, of $2,761 and $0, respectively.  If additional funds are required in connection with our present planned business operations of seeking an acquisition or business combination candidate or for Exchange Act filings or other expenses, such funds may be advanced by management or principal stockholders.  During the year ended June 30, 2009, advances were made to the Company by our Secretary/Treasurer and a director, Eslie O. Barlow, in the amount of $25,000. The aggregate amount of expense advances by this related party through June 30, 2009, is $44,250, which is outstanding, bearing 10% interest, unsecured and is due on demand. Because we have not identified any acquisition or business combination candidate, it is impossible to predict the amount of future required funds.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during any of the period covered by this Annual Report or the consolidated financial statements that accompany this Annual Report.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PSP INDUSTRIES, INC.

 (A Development Stage Company)

Financial Statements for the Year Ended

June 30, 2009 and

from inception on August 21, 1978 through

June 30, 2009 and Report of

Independent Registered Public Accounting Firm

CONTENTS

Reports of Independent Registered Public Accounting Firm

22

Balance Sheets

24

Statements of Operations

25

Statements of Stockholders’ Deficit

26

Statements of Cash Flows

28

Notes to the Financial Statements

29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders/Board of Directors

PSP Industries, Inc.

We have audited the accompanying balance sheet of PSP Industries, Inc. (a development stage company) as of June 30, 2009 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended and the period from inception on August 21, 1978 through June 30, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSP Industries, Inc. (a development stage company) as of June 30, 2008 and the results of their operations and their cash flows for the year then ended and the period from inception on August 21, 1978 through June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company has limited assets, has suffered losses from inception, negative cash flows from operations, and has a stockholders’ deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 8.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf, Nilson & Morrill

Chisholm, Bierwolf, Nilson & Morrill

Bountiful, Utah

September 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders/Board of Directors

PSP Industries, Inc.

We have audited the accompanying balance sheet of PSP Industries, Inc. (a development stage company) as of June 30, 2008 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSP Industries, Inc. (a development stage company) as of June 30, 2008 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company has limited assets, has suffered losses from inception, negative cash flows from operations, and has a stockholders’ deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 8.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bouwhuis, Morrill & Company

Bouwhuis, Morrill & Company

Layton, Utah

October 31, 2008

PSP INDUSTRIES, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	June 30,
	2009	2008
CURRENT ASSETS

Cash and cash equivalents	$ 4,689	$ 2,761

TOTAL ASSETS	$ 4,689	$ 2,761

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$ 9,382	$ 4,274
Notes payable (Note 4)	2,700	2,700
Notes payable - related party (Note 3)	44,250	19,250

Total Current Liabilities	56,332	26,224

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 200,000,000 shares
authorized, 1,715,004 and 14,102,504 shares issued
and outstanding, respectively	1,715	14,103
Additional paid-in capital	153,823	141,435
Deficit accumulated during the development stage	(207,181)	(179,001)

Total Stockholders' Deficit	(51,643)	(23,463)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 4,689	$ 2,761

The accompanying notes are an integral part of these financial statements.

PSP INDUSTRIES, INC.
(A Development Stage Company)
Statements of Operations

			From Inception
			on August 21,
	For the Year Ended		1978 Through
	June 30,	June 30,	June 30,
	2009	2008	2009

NET REVENUES	$ -	$ -	$ -

OPERATING EXPENSES

Selling, general and administrative	24,451	14,648	196,774
Interest expense	3,729	1,205	10,407

Total Operating Expenses	28,180	15,853	207,181

NET LOSS BEFORE INCOME TAXES	(28,180)	(15,853)	(207,181)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$ (28,180)	$ (15,853)	$ (207,181)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	11,219,705	10,650,250

The accompanying notes are an integral part of these financial statements.

PSP INDUSTRIES, INC.
(A Development Stage Company)
Statements of Stockholders' Deficit From Inception on
August 21, 1978 through June 30, 2009
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage
Balance at Inception on
August 21, 1978	-	$ -	$ -	$ -
Issuance of common stock
for cash at $0.01 per share	20,000	20	9,980	-
Issuance of common stock
for cash at $0.001 per share	5,000	5	2,495	-
Issuance of common stock
for mining claims	80,000	80	39,920	-
Issuance of common stock
for cash at $0.001 per share	141,250	141	70,609	-
Issuance of common stock for
costs to develop mining claims	40,000	40	1,960	-
Issuance of common stock
in exchange for all of the
outstanding stock of PSP
Synfuels & Technology, Inc.
and subsidiary, March 1984	978,750	979	8,809	-
Issuance of common stock
for services at $0.001 per share,
October 1996	50,000	50	450	-
Issuance of common stock
for services at $0.001 per share,
November 2000	400,000	400	3,600	-
Contributed capital for expenses	-	-	3,500	-
Net loss from inception to
June 30, 2001	-	-	-	(150,302)

Balance, June 30, 2001	1,715,000	$ 1,715	$ 141,323	$ (150,302)
Net loss for the year ended
June 30, 2002	-	-	-	(3,378)

Balance, June 30, 2002	1,715,000	1,715	141,323	(153,680)

PSP INDUSTRIES, INC.
(A Development Stage Company)
Statements of Stockholders' Deficit From Inception on
August 21, 1978 through June 30, 2009 (Continued)
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage
Balance, June 30, 2002	1,715,000	$ 1,715	$ 141,323	$ (153,680)
Net loss for the year ended
June 30, 2003	-	-	-	(971)
Balance, June 30, 2003	1,715,000	1,715	141,323	(154,651)
Contributed capital for expenses	-	-	112	-
Fractional shares issued in the
reverse stock split	4	-	-	-
Net loss for the year ended
June 30, 2004	-	-	-	(4,199)
Balance, June 30, 2004	1,715,004	1,715	141,435	(158,850)
Net loss for the year ended
June 30, 2005	-	-	-	(1,421)
Balance, June 30, 2005	1,715,004	1,715	141,435	(160,271)
Net loss for the year ended
June 30, 2006	-	-	-	(1,487)
Balance, June 30, 2006	1,715,004	1,715	141,435	(161,758)
Net loss for the year ended
June 30, 2007	-	-	-	(1,390)
Balance, June 30, 2007	1,715,004	1,715	141,435	(163,148)
Issuance of common stock for
note payable and interest at
$0.001 per share, October 2007	11,078,870	11,079	-	-
Issuance of common stock for
services at $0.001, October 2007	1,308,630	1,309	-	-
Net loss for the year ended
June 30, 2008	-	-	-	(15,853)
Balance, June 30, 2008	14,102,504	14,103	141,435	(179,001)
Common stock cancelled	(12,387,500)	(12,388)	12,388	-
Net loss for the year ended June 30, 2009	-	-	-	(28,180)
Balance, June 30, 2009	1,715,004	$ 1,715	$ 153,823	$ (207,181)

The accompanying notes are an integral part of these financial statements

PSP INDUSTRIES, INC.
(A Development Stage Company)
Statements of Cash Flows
			From Inception
			on August 21,
	For the Year Ended		1978 Through
	June 30,	June 30,	June 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (28,180)	$ (15,853)	$ (207,181)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services rendered	-	1,309	57,597
Notes payable issued for services rendered	-	-	5,400
Notes payable - related party issued for
services rendered	-	-	4,000
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and
accrued expenses	5,108	1,305	17,011
Net Cash Used by Operating Activities	(23,072)	(13,239)	(123,173)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	25,000	16,000	41,000
Contributed capital for expenses	-	-	3,612
Net proceeds from issuance of common stock	-	-	83,250
Net Cash Provided by Financing Activities	25,000	16,000	127,862

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	1,928	2,761	4,689
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	2,761	-	-
CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$ 4,689	$ 2,761	$ 4,689
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services rendered	$ -	$ 1,309	$ 57,597
Notes payable and notes payable - related
party issued for services rendered	$ -	$ -	$ 9,400
Common stock issued for notes payable	$ -	$ 2,700	$ 2,700
Common stock issued for notes payable - related party	$ -	$ 4,000	$ 13,400
Stock repurchase paid by related party	$ 20	$ -	$ 20

The accompanying notes are an integral part of these financial statements

PSP INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2009 and 2008

NOTE 1 -

ORGANIZATION AND DESCRIPTION OF BUSINESS

PSP Industries, Inc. (the Company) was incorporated in the State of Utah on August 21, 1978 with authorized common stock of 10,000,000 shares at $0.01 par value.  On January 30, 1980, the authorized common stock was increased to 50,000,000 shares with a change in par value to $0.001.  Effective April 17, 1984, the Company completed a reverse stock split of its common stock at 1 for 5, in conjunction with the acquisition of all of the outstanding stock of PSP Synfuels & Technology, Inc. (PSP), a Michigan corporation, in exchange for 858,750 shares of the Company. On May 8, 1984, it acquired all of the outstanding stock of Dynel Todd Corporation, also a Michigan corporation (DTC), in exchange for 120,000 shares of the Company.

The Company was initially in the business of developing mining claims except for the acquisition of PSP stock as noted above.  The Company’s mining development activity ceased in early 1984 by the transfer of all its assets and the settlement of its liabilities.  The Company has been in the development stage since its inception and has remained inactive since 1987.  The stock of PSP and DTC were transferred to other parties in 1987.

NOTE 2 -

SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.  The following policies are considered to be significant:

a.

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.  The Company has elected a June 30 fiscal year-end.

b.

Cash and Cash Equivalents

Cash equivalents are generally comprised of certain highly liquid investments with original maturities of less than three months.

c.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

d.

Basic Net Loss per Share of Common Stock

In accordance with Financial Accounting Standards No. 128, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents

PSP INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2009 and 2009

NOTE 2 -

SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.

Basic Net Loss per Share of Common Stock (Continued)

outstanding during the period.  There are no common stock equivalents as of June 30, 2009.

	June 30, 2009	June 30, 2008

Net income (loss) (numerator)	$ (28,180)	$ (15,853)
Weighted average shares outstanding (denominator)	11,219,705	10,650,250
Income (loss) per share amount	$ (0.00)	$ (0.00)

e.

Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No 109 (FIN 48).  FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the implementation of FIN 48, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.  At June 30, 2009, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board (SFAS) No. 109, “Accounting for Income Taxes.”  Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse.  In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion of such deferred tax assets would not be realized.  A full allowance against deferred tax assets was provided as of June 30, 2009.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

f.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring

PSP INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2009 and 2008

NOTE 2 -

SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.

Recent Accounting Pronouncements (Continued)

the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The impact of SFAS 141(R) will have on our consolidated financial statements will depend on the nature and size of acquisitions we complete after we adopt SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years; early adoption is not permitted. The adoption of SFAS 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

In March 2008 the FASB issued SFAS No. 161 "Disclosures About Derivatives Instruments and Hedging Activities".  This statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  This statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged.  SFAS No. 161 is not expected to have an impact on the Company's results of operations, financial condition or liquidity.

In May 2008, the FASB issued Financial Accounting Standard (FAS) No.162, "The Hierarchy of Generally Accepted Accounting Principles." The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles.  Unlike Statement on Auditing Standards (SAS) No. 69, "The Meaning of Present in Conformity With GAAP," FAS No. 162 is directed to the entity rather than the auditor.  The  statement  is effective  60 days  following  the SEC's approval of the Public  Company  Accounting  Oversight  Board (PCAOB) amendments  to AU Section  411,  "The  Meaning  of Present  Fairly in Conformity  with GAAP," and is not expected to have any impact on the Company's results of operations, financial condition or liquidity.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (SFAS 163). SFAS 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities.

PSP INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2009 and 2008

NOTE 2 -

SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.

Recent Accounting Pronouncements (Continued)

measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The adoption of SFAS 163 is not expected to have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions – Including and Amendment of FASB No. 142”. This Statement is to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. This Statement establishes principles and requirements for how a not-for-profit entity by determines whether a combination is a merger or an acquisition, applies the carryover method in accounting for a merger, applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer, and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition. The adoption of SFAS No. 164 does not have an impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No.165, “Subsequent Events”. This statement is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. This statement also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, as well as, the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 does not have an impact on the Company’s financial statements.

PSP INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2009 and 2008

NOTE 3 -

NOTES PAYABLE – RELATED PARTIES

The Company has notes payable to related parties consisting of the following:

	June 30, 2009	June 30, 2008
Notes payable to a related individual, 10% interest, due on demand, unsecured	44,250	19,250
Total Notes Payable – Related Parties Less: Current Portion	44,250 (44,250)	19,250 (19,250)
Long Term Notes Payable – Related Parties	-	-

Accrued interest at June 30, 2009 and 2008 was $5,182 and $1,723, respectively.

NOTE 4 – NOTES PAYABLE

The Company has notes payable consisting of the following:

	June 30, 2009	June 30, 2008
Notes payable to an unrelated company, 10% interest, due on demand, unsecured	2,700	2,700
Total Notes Payable Less: Current Portion	2,700 (2,700)	2,700 (2,700)
Long Term Notes Payable	-	-

Accrued interest at June 30, 2009 and 2008 was $1,821 and $1,551, respectively.

NOTE 5 -

EQUITY TRANSACTIONS

On November 15, 2003 the Company effected a 1 for 10 reverse stock split with respect to all common shares outstanding held of record as of the close of business on December 15, 2003. All references to shares issued and outstanding in the financial statements have been retroactively restated to reflect the effects of the reverse stock split.

Effective October 10, 2007, the Company issued 12,387,500 shares of common stock in the conversion and settlement of two notes payable in the principal amount of $6,700.  The total amount converted including accrued interest was $12,388.  The stock was issued at par-value of $0.001 per share.

Effective March 3, 2009, the Company acquired and canceled 12,387,500 shares of its common stock for consideration of $20.  The payment was made by a related party of the Company.

PSP INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2009 and 2008

NOTE 6 -

RELATED PARTY TRANSACTIONS

From time to time shareholders, officers or directors, or relatives of shareholders, officers or directors may pay expenses on behalf of the Company.  These transactions are recorded as either contributions to capital or related party debt.  See Note 3.

NOTE 7 -

FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments – On January 1, 2008, the Company adopted SFAS No. 157, “ Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2009 and 2008.

NOTE 8 -

GOING CONCERN CONSIDERATIONS

As reported in the financial statements, the Company has incurred losses of approximately $207,000 from inception of the Company through June 30, 2009.  The Company’s stockholders’ deficit at June 30, 2009 was $51,643 and its current liabilities exceeded its current assets by the same amount.  Management’s plans to address and alleviate these concerns are as follows:

The Company’s management has developed a strategy of exploring all options available to it so that it can develop successful operations.  As a part of this plan, management is currently seeking a merger candidate with a well capitalized operating company.  In the meantime, shareholders of the Company have committed to the continued funding of the Company via equity and contributed capital.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A(T):  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting .

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of June 30, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary, concluded that, as of June 30 2009, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None, not applicable.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names of all of our current directors and executive officers.  These persons will serve until the next annual meeting of our stockholders or until their successors are elected or appointed and qualified or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Tom A. Barlow	President & Director	07/10/08	*
Myron O. Barlow	Vice President & Director	07/10/08	*
Eslie O. Barlow	Secretary, Treasurer & Director	07/10/08	*

*   These persons presently serve in the capacities indicated.

Business Experience

Tom A. Barlow is 29 years old and was appointed as the Company’s President and director in 2008.  Mr. Barlow was one of the founders of Beehive Plumbing in 2001 and CleenWater, LLC in 2006, and is still involved with both companies.  Mr. Barlow has been a licensed plumber with construction management and contracting experience since 2001, and he received his BS Degree in Technical Sales from Weber State University in 2003.

Myron O. Barlow is 68 years old and was appointed the Company’s Vice President and director in 2008.  Mr. Barlow owned and operated Beehive Bottling Company, with facilities in Brigham City and Ogden, Utah, from 1966 to 1985.  Mr. Barlow also founded Beehive Mechanical Contractors, LLC in 2000, and is one of the founders of CleenWater, LLC.  Mr. Barlow developed East Bench Properties in South Ogden, Utah, from 1985-1988; and owned and managed several entrepreneurial ventures including business in the food, insurance and construction industries from 1988-1999.  Currently, Mr. Barlow owns and operates Beehive Plumbing and is a managing member for CleenWater, LLC.  Mr. Barlow is also a licensed General Contractor and Master Plumber.

Eslie O. Barlow is 66 years old and was appointed Secretary/Treasurer and director of the Company in 2008.  He has wide experience in the construction business, having held various positions of supervision and management from 1964 through 1975, and has been the founding member of various corporations, both public and private, from 1960 until today.  Mr. Barlow also has experience in real estate development and sales, and has owned and managed mining and other related businesses in the natural resources business.  In 1977, Mr. Barlow designed, built and managed the West Jordan Care Center, which is a leading private provider of the care for mentally handicapped persons in the Salt Lake City, Utah, area. He has owned and managed mining and related businesses.  Mr. Barlow is partial owner of 22,000 acres of prospective oil and gas leases in Utah.  Currently, he is actively involved in CleenWater, LLC, Maxim Management Corp., Twilight Resources and affiliated entities.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to our business.

Family Relationships

Myron O. Barlow and Eslie O. Barlow are brothers; Tom A. Barlow is Myron O. Barlow’s son and Eslie O. Barlow’s nephew.  Otherwise, there are no family relationships between any of our current directors or executive officers.

Directorships Held in Other Reporting Companies

None of our current directors or executive officers is a director of any other reporting issuer under the Exchange Act.

Involvement in Certain Legal Proceedings

During the past five years, no director, person nominated to become a director, executive officer, promoter or control person of us:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Promoters and control person.

See the heading “Transactions with Related Persons.” of Part III, Item 13, below.

Compliance with Section 16(a) of the Exchange Act

All of our directors and executive officers have filed Forms 3 reporting their beneficial ownership in us as outlined in this Annual Report, along with Forms 4 respecting any dispositions of those shares.

Code of Ethics

We adopted a Code of Ethics that is filed as Exhibit 14 to this 2009 10-K Annual Report.  See Part IV, Item 15.

Corporate Governance

Nominating Committee

During the fiscal year ended June 30, 2009, there were no changes in the procedures by which security holders may recommend nominees to our Board of Directors; and we do not presently have a Nominating Committee for members of our Board of Directors.  Nominations are considered by the entire Board.

Audit Committee

We do not have an Audit Committee, and we are not required to have an Audit Committee. We do not believe that the lack of an Audit Committee has had or will have any adverse effect on our consolidated  financial statements, based upon current operations; however, our Board of Directors is presently considering adopting an Audit Committee Charter and naming members of an Audit Committee.  If and when those actions are taken, we will file an 8-K Current Report in those respects.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

Summary Compensation Table

Name and Principal Position (a)	Year or Period (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards* ($) (e)	Option Awards (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Tom A. Barlow, President & Director	06/30/09 06/30/08 06/30/07	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Myron O. Barlow, Vice President & Director	06/30/09 06/30/08 06/30/07	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Secretary/Treasurer & Director	06/30/09 06/30/08 06/30/07	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Outstanding Equity Awards

Outstanding Equity Awards At Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Tom A. Barlow	None	None	None	None	None	None	None	None	None
Myron O. Barlow	None	None	None	None	None	None	None	None	None
Eslie O. Barlow	None	None	None	None	None	None	None	None	None

Compensation of Directors

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Tom A. Barlow	None	None	None	None	None	None	None
Myron O. Barlow	None	None	None	None	None	None	None
Eslie O. Barlow	None	None	None	None	None	None	None

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who own more than 5% of our common stock as of the date of this Annual Report, based upon 1,715,004 shares being outstanding as of the date hereof:

Ownership of Principal Stockholders

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (1)
Common Stock	Clayton Barlow 1402 West 1400 North Lehi, UT 84043	100,000	5.8%
Common Stock	Eslie O. Barlow 2206 North 640 West West Bountiful, UT 84087	598,170	34.9%
Common Stock	Leroy Carter 2856 Woodcliff Circle S.E. Grand Rapids, MI 49506	100,000	5.8%
Common Stock	Dan L. Kunz 6016 Lasalle Drive Murray, Utah 84123	100,000	5.8%
Common Stock	C.L. Stevens	133,838	7.8%
Common Stock	JoLynn C. Street P. O. Box 192 Maxwell, NB 69151	100,000	5.8%

(1)

Includes shares that any beneficial owner has the right to acquire within 60 days, from options, warrants, rights, conversion privilege or similar obligations.

     (2)

Eslie O. Barlow may be deemed to be the beneficial owner of the 498,170 shares of Maxim Management, Inc., and accordingly, these shares are included in the beneficial ownership calculations of this person.  Eslie O. Barlow is the sole stockholder and control person of Maxim Management, Inc.

Security Ownership of Management

The following table sets forth the share holdings of management as of the date of this Annual Report, based upon 1,715,004 shares being outstanding as of the date of hereof:

Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (1)
Common Stock	Tom A. Barlow 2206 North 640 West West Bountiful, UT 84087	0	0%
Common Stock	Myron O. Barlow 2206 North 640 West West Bountiful, UT 84087	0	0%
Common Stock	Eslie O. Barlow (2) 2206 North 640 West West Bountiful, UT 84087	598,170	34.9%

(1)   Includes shares that any beneficial owner has the right to acquire within 60 days, from options, warrants, rights, conversion privilege or similar obligations.

(2)   Eslie O. Barlow may be deemed to be the beneficial owner of the 498,170 shares of Maxim Management, Inc., and accordingly, these shares are included in the beneficial ownership calculations of this person.  Eslie O. Barlow is the sole stockholder and control person of Maxim Management, Inc.

All Directors and Executive Officers as a Group (Three Persons)

Our three directors and officers directly own 100,000 shares of our outstanding voting securities or approximately 5.8% of our outstanding voting securities, excluding the 498,170 shares or approximately 29% of our outstanding voting securities that are owned by Maxim Management, Inc., which are beneficially owned by Eslie O. Barlow.

Changes in Control

There are no present arrangements or pledges of our securities which may result in a change in control.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

There were no material transactions, or series of similar transactions, during the fiscal years ended June 30, 2009 or 2008, or to the date hereof, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Transactions with Founders and Control Persons

Except as indicated under the heading “Transactions with Related Persons,” above, in this Item 13, there were no material transactions involving persons in these categories.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended June 30, 2009, and 2008:

Fee Category	2009	2008
Audit Fees	$4,500	$4,700
Audit-related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$4,500	$4,700

Audit Fees:  Consists of fees for professional services rendered by our principal accountants for the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees:  Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.”

Tax Fees: Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees:  Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant.

Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.  Our Board of Directors is presently considering adopting an Audit Committee Charter and naming members of an Audit Committee.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See our audited consolidated financial statements for the fiscal years ended June 30, 2009, and 2008, contained in Part II, Item 8, which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following Exhibits are filed as part of this Annual Report:

Description of Exhibits

Exhibit No.	Title of Document	Location if other than attached hereto
3.1	Second Amended and Restated Articles of Incorporation, filed December 10, 2003.	Form 10
3.2	Bylaws	Form 10
14	Code of Ethics
31.1	302 Certification of Tom A. Barlow
31.2	302 Certification of Eslie O. Barlow
32	906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSP INDUSTRIES, INC.

Date:	10/08/2009	By:	/s/Tom A. Barlow
Tom A. Barlow, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PSP INDUSTRIES, INC.

Date:	10/08/2009	By:	/s/Tom A. Barlow
Tom A. Barlow
President and Director

Date:	10/08/2009	By:	/s/Eslie O. Barlow
Eslie O. Barlow
Secretary, Treasurer and Director