Form 10-Q
period 2009-09-30
PSP Industries, Inc.
filed 2009-11-16
CIK 1451822

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-53526

PSP INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

Utah	87-0342226
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2206 North 640 West

West Bountiful, Utah  84087

(Address of Principal Executive Offices)

(801) 296-8622

(Registrant’s telephone number, including area code)

N/A

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 12, 2009 - 1,715,004 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

PSP INDUSTRIES, INC.

[ A Development Stage Company]

UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

PSP INDUSTRIES, INC.

[ A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Balance Sheets,

September 30, 2009 and June 30, 2009

4

—

Unaudited Statements of Operations,

for the three months September 30, 2009 and 2008

and from inception on August 21, 1978 through

September 30, 2009

5

—

Unaudited Statements of Cash Flows,

for the three months ended September 30, 2009

and 2008 and from inception on August 21,

1978 through September 30, 2009

6

—

Notes to Unaudited Financial Statements

7

PSP INDUSTRIES, INC.

[A Development Stage Company]

BALANCE SHEETS

ASSETS

	September 30, 2009	June 30, 2009
CURRENT ASSETS
Cash and cash equivalents	$4,409	$4,689

TOTAL ASSETS	$4,409	$4,689

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$16,320	$9,382
Notes payable	2,700	2,700
Notes payable -related party	49,250	44,250

Total Current Liabilities	68,270	56,332

STOCKHOLDERS’ DEFICIT
Common Stock, $.001 par value, 200,000,000 shares authorized, 1,715,004 shares issued and outstanding	1,715	1,715
Additional paid-in capital	153,823	153,823
Deficit accumulated during the development stage	(219,399)	(207,181)

Total Stockholders’ Deficit	(63,861)	(51,643)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,409	$4,689

The accompanying notes are an integral part of these financial statements.

PSP INDUSTRIES, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

(Unaudited)

			From Inception
			on August 21,
	For the Three Months Ended		1978 Through
	September 30,		September 30,
	2009	2008	2009

NET REVENUES	$ -	$ -	$ -

OPERATING EXPENSES

Selling, general and administrative	11,015	15,250	205,289
Interest expense	1,203	713	11,610

Total Operating Expenses	12,218	15,963	216,899

NET LOSS BEFORE INCOME TAXES	(12,218)	(15,963)	(216,899)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$ (12,218)	$ (15,963)	$ (216,899)

BASIC NET LOSS PER SHARE	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	1,715,004	14,102,504

The accompanying notes are an integral part of these financial statements.

PSP INDUSTRIES, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30,		From Inception on August 21, 1978 through September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,218)	$(15,963)	$(216,899)
Adjustments to reconcile net loss to net cash Used by operating activities:
Common stock issued for services rendered	-	-	57,597
Notes payable issued for services rendered	-	-	5,400
Notes payable - related party issued for services rendered	-	-	4,000
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	6,938	713	21,449
Net Cash Used by Operating Activities	(5,280)	(15,250)	(128,453)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	5,000	15,000	46,000
Contributed capital for expenses	-	-	3,612
Net proceeds from issuance of common stock	-	-	83,250
Net Cash Provided by Financing Activities	5,000	15,000	132,862

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(280)	(250)	4,409

CASH ANC CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,689	2,761	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,409	$2,511	$4,409

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services rendered	$-	$-	$57,597
Notes payable and notes payable -related party issued for services	$-	$-	$9,400
Common stock issued for notes payable	$-	$-	$2,700
Common stock issued for notes payable-related party	$-	$-	$13,400
Stock repurchase paid by related party	$-	$-	$20

The accompanying notes are an integral part of these financial statements.

PSP INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2009

NOTE 1

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on October 8, 2009.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending June 30, 2010.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

We had no material operations during the quarterly period ended September 30, 2009.  In the quarterly period ended September 30, 2009, we had revenues of $0, compared to the quarterly period ended September 30, 2008, with revenues of $0. Selling, general and administrative expenses were $11,015 for the September 30, 2009, period, compared to $15,250 for the September 30, 2008, period.  We had interest expenses of $1,203 and $713, respectively.  We had a net loss of $12,218 for the September 30, 2009, period, compared to a net loss of $15,963 for the September 30, 2008, period.

Liquidity

We had cash or cash equivalents on hand at September 30, 2009, of $4,409; and cash or cash equivalents on hand at June 30, 2009 of $4,689.  If additional funds are required in connection with our present planned business operations of seeking an acquisition or business combination candidate or for Exchange Act filings or other expenses, such funds may be advanced by management or principal stockholders.  During the three months ended September 30, 2009, expenses were paid by our Secretary/Treasurer and a director, Eslie O. Barlow, in the amount of $5,000. The aggregate amount of expense advances by this related party through September 30, 2009, is $46,000, which is outstanding, bearing 10% interest, unsecured and is due on demand. There are also additional notes outstanding in the amount of  $2,700.   Because we have not identified any acquisition or business combination candidate, it is impossible to predict the amount of future required funds.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None; not applicable.

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

Date:	November 12, 2009	By:	/s/Tom A. Barlow
Tom O. Barlow, President and Director

Date:	November 12, 2009	By:	/s/Eslie O. Barlow
Eslie O. Barlow, Secretary, Treasurer and Director