Form 10-Q
period 2009-12-31
PSP Industries, Inc.
filed 2010-02-16
CIK 1451822

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  February 16, 2010 - 1,715,004 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

PSP INDUSTRIES, INC.

[A Development Stage Company]

Financial Statements for the

Six Months Ended

December 31, 2009 and

from inception on August 21, 1978 through

December 31, 2009

PSP INDUSTRIES, INC.

[A Development Stage Company]

CONTENTS

PAGE

Balance Sheets

4

Statements of Operations

5

Statements of Cash Flows

6

Notes to Financial Statements

7

PSP INDUSTRIES, INC.

[A Development Stage Company]

BALANCE SHEETS

ASSETS

	December 31, 2009	June 30, 2009
CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$5,774		$4,689

TOTAL ASSETS	$5,774		$4,689

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$15,402		$9,382
Notes payable	2,700	1	2,700
Notes payable -related party	54,250		44,250

Total Current Liabilities	72,352		56,332

STOCKHOLDERS’ DEFICIT
Common Stock, $.001 par value, 200,000,000 shares authorized, 1,715,004 shares issued and outstanding	1,715		1,715
Additional paid-in capital	153,823		153,823
Deficit accumulated during the development stage	(222,116)		(207,181)

Total Stockholders’ Deficit	(66,578)		(51,643)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,774		$4,689

The accompanying notes are an integral part of these financial statements.

PSP INDUSTRIES, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,		From Inception on August 21, 1978 Through December 31,
	2009	2008	2009	2008	2009
NET REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative	1,400	2,760	12,415	18,010	209,189
Interest expense	1,317	924	2,520	1,637	12,927

Total Operating Expenses	2,717	3,684	14,935	19,647	222,116

NET LOSS BEFORE INCOME TAXES	(2,717)	(3,684)	(14,935)	(19,647)	(222,116)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(2,717)	$(3,684)	$(14,935)	$(19,647)	$(222,116)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,715,004	14,102,504	1,715,004	14,102,504

The accompanying notes are an integral part of these financial statements.

PSP INDUSTRIES, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,		From Inception on August 21, 1978 through December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,935)	$(19,647)	$(222,116)
Adjustments to reconcile net loss to net cash Used by operating activities:
Common stock issued for services rendered	-	-	57,597
Notes payable issued for services rendered	-	-	5,400
Notes payable - related party issued for services rendered	-	-	4,000
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	6,020	2,597	23,031
Net Cash Used by Operating Activities	(8,915)	(17,050)	(132,088)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	10,000	15,000	51,000
Contributed capital for expenses	-	-	3,612
Net proceeds from issuance of common stock	-	-	83,250
Net Cash Provided by Financing Activities	10,000	15,000	137,862

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,085	(2,050)	5,774

CASH ANC CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,689	2,761	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,774	$711	$5,774

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services rendered	$-	$-	$57,597
Notes payable and notes payable -related party issued for services	$-	$-	$9,400
Common stock issued for notes payable	$-	$-	$2,700
Common stock issued for notes payable-related party	$-	$-	$13,400
Stock repurchase paid by related party	$-	$-	$20

The accompanying notes are an integral part of these financial statements.

PSP INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2009

NOTE 1

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on October 8, 2009.  Operating results for the three and six months ended December 31, 2009, are not necessarily indicative of the results to be expected for the year ending June 30, 2010.

NOTE 2

RELATED PARTY TRANSACTIONS

The Company has been dependent upon certain related parties to provide working capital in the development of the Company’s business.  The related parties have generally provided services and/or incurred expenses on behalf of the Company or have provided the necessary operating capital to continue pursuing its business.  At December 31, 2009, and June 30, 2009, the Company had notes payable to related parties of $54,250 and $44,250, respectively.  Accrued interest on these notes at December 31, 2009, and June 30, 2009, were $7,567 and $5,182, respectively.  These amounts are payable to stockholders of the Company and are without terms.

NOTE 3

SUBSEQUENT EVENTS

Subsequent events have been evaluated through February 15, 2010, which is the date the financial statements were available to be issued.

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

Results of Operations

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

We had no material operations during the quarterly period ended December 31, 2009.  In the quarterly period ended December 31, 2009, we had revenues of $0, compared to the quarterly period ended December 31, 2008, with revenues of $0. Selling, general and administrative expenses were $1,400 for the December 31, 2009, period, compared to $2,760 for the December 31, 2008, period.  We had interest expenses of $1,317 and $924, respectively.  We had a net loss of $2,717 for the December 31, 2009, period, compared to a net loss of $3,684 for the December 31, 2008, period.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

We had no material operations during the six months ended December 31, 2009.  In the six months ended December 31, 2009, we had revenues of $0, compared to the six months ended December 31, 2008, with revenues of $0.  Selling, general and administrative expenses were $12,415 for the December 31, 2009, period, compared to $18,010 for the December 31, 2008, period.  We had interest expenses of $2,520 and $1,637, respectively.  We had a net loss of $14,935 for the six months ended December 31, 2009, period, compared to a net loss of $19,647 for the six months ended December 31, 2008, period.

Liquidity

We had cash or cash equivalents on hand at December 31, 2009, of $5,774; and cash or cash equivalents on hand at June 30, 2009 of $4,689.  If additional funds are required in connection with our present planned business operations of seeking an acquisition or business combination candidate or for Exchange Act filings or other expenses, such funds may be advanced by management or principal stockholders.  During the six months ended December 31, 2009, expenses were paid by our Secretary/Treasurer and a director, Eslie O. Barlow, in the amount of $10,000. The aggregate amount of expense advances by this related party through December 31, 2009, is $51,000, which is outstanding, bearing 10% interest, unsecured and is due on demand. There are also additional notes outstanding in the amount of  $2,700.   Because we have not identified any acquisition or business combination candidate, it is impossible to predict the amount of future required funds.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Date:	February 16, 2010	By:	/s/Tom A. Barlow
Tom A. Barlow, President and Director

Date:	February 16, 2010	By:	/s/Eslie O. Barlow
Eslie O. Barlow, Secretary, Treasurer and Director