Form 10-Q
period 2010-03-31
PSP Industries, Inc.
filed 2010-05-17
CIK 1451822

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “non-accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 11, 2010 - 1,715,004 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

PSP INDUSTRIES, INC.

[A Development Stage Company]

Financial Statements for the

Nine Months Ended

March 31, 2010 and

from inception on August 21, 1978 through

March 31, 2010

PSP INDUSTRIES, INC.

[A Development Stage Company]

CONTENTS

PAGE

Balance Sheets

4

Statements of Operations

5

Statements of Cash Flows

6

Notes to Financial Statements

7

PSP INDUSTRIES, INC.

[A Development Stage Company]

BALANCE SHEETS

ASSETS

	March 31, 2010	June 30, 2009
CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$2,994	$4,689

TOTAL ASSETS	$2,994	$4,689

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$17,040	$9,382
Notes payable	2,700	2,700
Notes payable -related party	59,250	44,250

Total Current Liabilities	78,990	56,332

STOCKHOLDERS’ DEFICIT
Common Stock, $.001 par value, 200,000,000 shares authorized, 1,715,004 shares issued and outstanding	1,715	1,715
Additional paid-in capital	153,823	153,823
Deficit accumulated during the development stage	(231,534)	(207,181)

Total Stockholders’ Deficit	(75,996)	(51,643)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,994	$4,689

The accompanying notes are an integral part of these financial statements.

PSP INDUSTRIES, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,		From Inception on August 21, 1978 Through March 31,
	2010	2009	2010	2009	2010
NET REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative	7,909	4,446	20,324	22,456	217,098
Interest expense	1,509	998	4,029	2,635	14,436

Total Operating Expenses	9,418	5,444	24,353	25,091	231,534

NET LOSS BEFORE INCOME TAXES	(9,418)	(5,444)	(24,353)	(25,091)	(231,534)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(9,418)	$(5,444)	$(24,353)	$(25,091)	$(231,534)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,715,004	10,138,500	1,715,004	12,739,875

The accompanying notes are an integral part of these financial statements.

PSP INDUSTRIES, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,		From Inception on August 21, 1978 through March 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,353)	$(25,091)	$(231,534)
Adjustments to reconcile net loss to net cash Used by operating activities:
Common stock issued for services rendered	-	-	57,597
Notes payable issued for services rendered	-	-	5,400
Notes payable - related party issued for services rendered	-	-	4,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	7,658	5,481	24,669
Net Cash Used by Operating Activities	(16,695)	(19,610)	(139,868)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	15,000	20,000	56,000
Contributed capital for expenses	-	-	3,612
Net proceeds from issuance of common stock	-	-	83,250
Net Cash Provided by Financing Activities	15,000	20,000	142,862

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,695)	390	2,994

CASH ANC CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,689	2,761	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,994	$3,151	$2,994

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services rendered	$-	$-	$57,597
Notes payable and notes payable -related party issued for Services	$-	$-	$9,400
Common stock issued for notes payable	$-	$-	$2,700
Common stock issued for notes payable-related party	$-	$-	$13,400
Stock repurchase paid by related party	$-	$-	$20

The accompanying notes are an integral part of these financial statements.

PSP INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2010

NOTE 1

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on October 8, 2009.  Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending June 30, 2010.

NOTE 2

RELATED PARTY TRANSACTIONS

The Company has been dependent upon certain related parties to provide working capital in the development of the Company’s business.  The related parties have generally provided services and/or incurred expenses on behalf of the Company or have provided the necessary operating capital to continue pursuing its business.  At March 31, 2010 and June 30, 2009, the Company had notes payable to related parties of $59,250 and $44,250, respectively.  Accrued interest on these notes at March 31, 2010 and June 30, 2009 were $9,008 and $5,182, respectively.  These amounts are payable to stockholders of the Company and are due on demand.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

We had no material operations during the quarterly period ended March 31, 2010.  In the quarterly period ended March 31, 2010, we had revenues of $0, compared to the quarterly period ended March 31, 2009, with revenues of $0.  Selling, general and administrative expenses were $7,909 for the March 31, 2010, period, compared to $4,446 for the March 31, 2009, period. We had interest expenses of $1,509 and $998, respectively.  We had a net loss of $9,418 for the March 31, 2010, period, compared to a net loss of $5,444 for the March 31, 2009, period.

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009

We had no material operations during the nine months ended March 31, 2010.  In the nine months ended March 31, 2010, we had revenues of $0, compared to the nine months ended March 31, 2009, with revenues of $0.  Selling, general and administrative expenses were $20,324 for the March 31, 2010, period, compared to $22,456 for the March 31, 2009, period.  We had interest expenses of $4,029 and $2,635, respectively.  We had a net loss of $24,353 for the nine months ended March 31, 2010, period, compared to a net loss of $25,091 for the nine months ended March 31, 2009, period.

Liquidity

We had cash or cash equivalents on hand at March 31, 2010, of $2,994; and cash or cash equivalents on hand at June 30, 2009 of $4,689.  If additional funds are required in connection with our present planned business operations of seeking an acquisition or business combination candidate or for Exchange Act filings or other expenses, such funds may be advanced by management or principal stockholders.  During the nine months ended March 31, 2010, expenses were paid by our Secretary/Treasurer and a director, Eslie O. Barlow, in the amount of $15,000. The aggregate amount of expense advances by this related party through March 31, 2010, is $56,000, which is outstanding, bearing 10% interest, unsecured and is due on demand. There are also additional notes outstanding in the amount of  $2,700.   Because we have not identified any acquisition or business combination candidate, it is impossible to predict the amount of future required funds.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 4. (Removed and Reserved).

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

Date:	May 14, 2010	By:	/s/Tom A. Barlow
Tom A. Barlow, President and Director

Date:	May 14, 2010	By:	/s/Eslie O. Barlow
Eslie O. Barlow, Secretary, Treasurer and Director