Form 10-K
period 2010-06-30
PSP Industries, Inc.
filed 2010-09-30
CIK 1451822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  June 30, 2010

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

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

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

The aggregate market value of the voting and non-voting common stock of the Registrant was approximately $446.75, based on 446,749 shares held by non-affiliates, arbitrarily valued at the par value of $0.001 per share for the Registrant’s common stock on December 31, 2010, because there has been no “established trading market” for the Registrant’s common stock on that date.

Applicable only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]   No [  ]

Outstanding Shares

As of September 27, 2010, the Registrant had 1,715,004 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

TABLE OF CONTENTS

PART I

4

ITEM 1.  BUSINESS

4

ITEM 1A.  RISK FACTORS

10

ITEM 2:  PROPERTIES

14

ITEM 3:  LEGAL PROCEEDINGS

15

ITEM 4:  (Removed and Reserved).

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

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

20

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

20

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                                                                                                                                                             36

ITEM 9A.  CONTROLS AND PROCEDURES

36

ITEM 9B:  OTHER INFORMATION

36

PART III

37

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

37

ITEM 11:  EXECUTIVE COMPENSATION

39

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                                                                                                                               41

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE                                                                                                                                                                                                       43

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

43

PART IV

44

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

44

SIGNATURES

44

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

Auditor’s “Going Concern” Opinion that Expresses Doubt About Our Ability to Continue as a Going Concern.

Our auditors who audited our financial statements for the calendar years ended June 30, 2010, and 2009, have expressed substantial doubt about our ability to continue as a going concern in Note 8 of our financial statements for the years ended June 30, 2010, and 2009, which accompany this Annual Report, due to our status as a shell company and our lack of profitable operations or available funds.  See our financial statements, Item 8.

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

There is a Limited Market for Our Common Stock.

Our common stock has been quoted on the OTC Bulletin Board of FINRA since December 10, 2010, with the symbol PSPN, however there is no guarantee that any market for our common stock will ever develop or be maintained.  Any market price for shares of our common stock is likely to be very volatile, and numerous factors beyond our control may have a significant effect.  In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations that have affected the market price of many small capital companies and that have often been unrelated to the operating performance of these companies.  These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of shares of our common stock in any market that may develop.  Sales of “restricted securities” under Rule 144 or pursuant to registration statements may also have an adverse effect on any market that may develop.  See the heading “Rule 144” of Item 5.

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

ITEM 4:  (Removed and Reserved).

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no “established trading market” for our shares of common stock.  Our shares of common stock are listed on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “PSPN;” however, management does not expect any established trading market to develop in our shares of common stock unless and until we have material operations.  In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market.  See the heading “Rule 144” below for requirements of resales of shares of our common stock under Rule 144.

Set forth below are the high and low closing bid prices for our common stock since the commencement of quotations on December 10, 2009 on the OTC Bulletin Board. The following quotes are through the most recent year end:

Period	High Bid	Low Bid
December 10, 2009 through December 31, 2009	NONE	NONE

January 1, 2010 through March 31, 2010	$0.05	$0.03

April 1, 2010 through June 30, 2010	$0.10	$0.05

Rule 144

The following is a summary of the current resale requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Use of Proceeds of Registered Securities

We had no proceeds from the sale of registered securities during the periods covered by this Annual Report or the fiscal periods reported in our financial statements that accompany this Annual Report.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us or any affiliated purchasers during fiscal years ended June 30, 2010, and 2009.

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

Year Ended June 30, 2010 compared to the Year Ended June 30, 2009

We have had no material business operations since December, 1987.

During the fiscal year ended June 30, 2010, we had a net loss of $29,906, compared with a net loss of $28,180 for the fiscal year ended June 30, 2009.  The increase in net loss in 2010 was due to our efforts to comply with new Sarbanes/ Oxley Act provisions relating to evaluating our internal controls.  Except as described above, we have received no revenues in either of our two most recent fiscal years.  See the Item 8, of this Annual Report.

Liquidity and Capital Resources

We had cash or cash equivalents on hand at June 30, 2010, of $3,660 and June 30, 2009, of $4,689; respectively.  If additional funds are required in connection with our present planned business operations of seeking an acquisition or business combination candidate or for Exchange Act filings or other expenses, such funds may be advanced by management or principal stockholders.  During the year ended June 30, 2010, advances were made to the Company by our Secretary/Treasurer and a director, Eslie O. Barlow, in the amount of $20,000. The aggregate amount of expense advances by this related party through June 30, 2010, is $64,250, which is outstanding, bearing 10% interest, unsecured and is due on demand.  Because we have not identified any acquisition or business combination candidate, it is impossible to predict the amount of future required funds.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during any of the period covered by this Annual Report or the financial statements that accompany this Annual Report.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PSP INDUSTRIES, INC.

 (A Development Stage Company)

Financial Statements for the Year Ended

June 30, 2010 and

from inception on August 21, 1978 through

June 30, 2010

CONTENTS

Reports of Independent Registered Public Accounting Firm                                                      22

Balance Sheets                                                                                                                                    23

Statements of Operations                                                                                                                  24

Statements of Stockholders’ Deficit                                                                                                25

Statements of Cash Flows                                                                                                                 27

Notes to the Financial Statements                                                                                                   28

CHISHOLM, BIERWOLF, NILSON & MORRILL, LLC
Certified Public Accountants
Phone (801) 292-8756 • Fax (801) 292-8809 • www.cbnmcpa.com

Nephi J. Bierwolf
Troy F. Nilson
Douglas W. Morrill

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
PSP Industries, Inc. (a Development Stage Company)
West Bountiful, Utah

We have audited the accompanying balance sheets of PSP Industries, Inc. (a Development Stage Company) as of June 30, 2010 and 2009 and the related statements of operations, stockholders' deficit and cash flows for the years ended June 30, 2010 and 2009 and for the period from inception on August 21, 1978 through June 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSP Industries, Inc. (a Development Stage Company) as of June 30, 2010 and 2009 and the results of its operations and its cash flows for the years then ended June 30, 2010 and 2009 and for the period from inception on August 21, 1978 through June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has negative working capital, negative cash flows from operations, recurring operating losses, and no significant operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf, Nilson & Morrill

Chisholm, Bierwolf, Nilson & Morrill LLC
Bountiful, Utah
September 28, 2010

PCAOB Registered, Members of AICPA, CAQ and UACPA

533 West 2600 South, Suite 25 • Bountiful, Utah 84010 12 South Main, Suite 208, Layton, Utah 84041

PSP INDUSTRIES, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	June 30,
	2010	2009
CURRENT ASSETS

Cash and cash equivalents	$ 3,660	$ 4,689

TOTAL ASSETS	$ 3,660	$ 4,689

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$ 18,259	$ 9,382
Notes payable	2,700	2,700
Notes payable - related party	64,250	44,250

Total Current Liabilities	85,209	56,332
TOTAL LIABILITIES	85,209	56,332
STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 200,000,000 shares
authorized, 1,715,004 shares issued and outstanding	1,715	1,715
Additional paid-in capital	153,823	153,823
Deficit accumulated during the development stage	(237,087)	(207,181)

Total Stockholders' Deficit	(81,549)	(51,643)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 3,660	$ 4,689

The accompanying notes are an integral part of these financial statements.

PSP INDUSTRIES, INC.
(A Development Stage Company)
Statements of Operations

			From Inception
			on August 21,
	For the Year Ended		1978 Through
	June 30,	June 30,	June 30,
	2010	2009	2010

NET REVENUES	$ -	$ -	$ -

OPERATING EXPENSES

Selling, general and administrative	24,212	24,451	220,986
Interest expense	5,694	3,729	16,101

Total Operating Expenses	29,906	28,180	237,087

NET LOSS BEFORE INCOME TAXES	(29,906)	(28,180)	(237,087)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$ (29,906)	$ (28,180)	$ (237,087)

BASIC NET LOSS PER SHARE	$ (0.02)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	1,715,004	11,219,705

The accompanying notes are an integral part of these financial statements.

PSP INDUSTRIES, INC.
(A Development Stage Company)
Statements of Stockholders' Deficit From Inception on
August 21, 1978 through June 30, 2010
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

PSP INDUSTRIES, INC.
(A Development Stage Company)
Statements of Stockholders' Deficit From Inception on
August 21, 1978 through June 30, 2010 (Continued)
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage
Balance, June 30, 2002	1,715,000	$ 1,715	$ 141,323	$ (153,680)
Net loss for the year ended
June 30, 2003	-	-	-	(971)
Balance, June 30, 2003	1,715,000	1,715	141,323	(154,651)
Contributed capital for expenses	-	-	112	-
Fractional shares issued in the
reverse stock split	4	-	-	-
Net loss for the year ended
June 30, 2004	-	-	-	(4,199)
Balance, June 30, 2004	1,715,004	1,715	141,435	(158,850)
Net loss for the year ended
June 30, 2005	-	-	-	(1,421)
Balance, June 30, 2005	1,715,004	1,715	141,435	(160,271)
Net loss for the year ended
June 30, 2006	-	-	-	(1,487)
Balance, June 30, 2006	1,715,004	1,715	141,435	(161,758)
Net loss for the year ended
June 30, 2007	-	-	-	(1,390)
Balance, June 30, 2007	1,715,004	1,715	141,435	(163,148)
Issuance of common stock for
note payable and interest at
$0.001 per share, October 2007	11,078,870	11,079	-	-
Issuance of common stock for
services at $0.001, October 2007	1,308,630	1,309	-	-
Net loss for the year ended
June 30, 2008	-	-	-	(15,853)
Balance, June 30, 2008	14,102,504	14,103	141,435	(179,001)
Common stock cancelled	(12,387,500)	(12,388)	12,388	-
Net loss for the year ended June 30, 2009	-	-	-	(28,180)
Balance, June 30, 2009	1,715,004	1,715	153,823	(207,181)
Net loss for the year ended June 30, 2010	-	-	-	(29,906)
Balance, June 30, 2010	1,715,004	$ 1,715	$ 153,823	$ (237,087)

The accompanying notes are an integral part of these financial statements

PSP INDUSTRIES, INC.
(A Development Stage Company)
Statements of Cash Flows
			From Inception
			on August 21,
	For the Year Ended		1978 Through
	June 30,	June 30,	June 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (29,906)	$ (28,180)	$ (237,087)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services rendered	-	-	57,597
Notes payable issued for services rendered	-	-	5,400
Notes payable - related party issued for
services rendered	-	-	4,000
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and
accrued expenses	8,877	5,108	25,888
Net Cash Used by Operating Activities	(21,029)	(23,072)	(144,202)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	20,000	25,000	61,000
Contributed capital for expenses	-	-	3,612
Net proceeds from issuance of common stock	-	-	83,250
Net Cash Provided by Financing Activities	20,000	25,000	147,862

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(1,029)	1,928	3,660
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	4,689	2,761	-
CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$ 3,660	$ 4,689	$ 3,660
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services rendered	$ -	$ -	$ 57,597
Notes payable and notes payable - related
party issued for services rendered	$ -	$ -	$ 9,400
Common stock issued for notes payable	$ -	$ -	$ 2,700
Common stock issued for notes payable - related party	$ -	$ -	$ 13,400
Stock repurchase paid by related party	$ -	$ 20	$ 20

The accompanying notes are an integral part of these financial statements

PSP INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2010 and 2009

NOTE 1 -

ORGANIZATION AND DESCRIPTION OF BUSINESS

PSP Industries, Inc. (the Company) was incorporated in the State of Utah on August 21, 1978 with authorized common stock of 10,000,000 shares at $0.01 par value.  On January 30, 1980, the authorized common stock was increased to 50,000,000 shares with a change in par value to $0.001.  Effective February 17, 1984 the Company completed a reverse stock split of its common stock at 1 for 5 in conjunction with the acquisition of all of the outstanding stock of PSP Synfuels & Technology, Inc. (PSP), a Michigan corporation, in exchange for 978,750 shares of the Company.

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

Basic Net Loss per Share of Common Stock

In accordance with Financial Accounting Standards No. ASC 260, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents

PSP INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2010 and 2009

NOTE 2 -

SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.

Basic Net Loss per Share of Common Stock (Continued)

outstanding during the period.  There are no common stock equivalents as of June 30, 2010.

	June 30, 2010	June 30, 2009

Net income (loss) (numerator)	$ (29,906)	$ (28,180)
Weighted average shares outstanding (denominator)	1,715,004	11,219,705
Income (loss) per share amount	$ (0.02)	$ (0.00)

e.

Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)).  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At June 30, 2010, the Company had net operating loss carryforwards of approximately $81,000 which may be offset against future taxable income through 2029.  No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

PSP INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2010 and 2009

NOTE 2 -

SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.

Income Taxes (continued)

Net deferred tax assets consist of the following components as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
NOL Carryover	$ 81,000	$ 70,000
Valuation allowance	(81,000)	(70,000)
Net deferred tax asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

	2009	2008
Current Federal Tax	$ -	$ -
Current State Tax	-	-
Change in NOL Benefit	11,000	9,000
Valuation allowance	(11,000)	(9,000)
	$ -	$ -

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended June 30,
	2010	2009
Beginning balance	$ -	$ -
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	-	-

f.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.

PSP INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2010 and 2009

NOTE 2 -

SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.

Recent Accounting Pronouncements (continued)

It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)  In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

PSP INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2010 and 2009

NOTE 2 -

SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.

Recent Accounting Pronouncements (continued)

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15,2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15,2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15,2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162”).FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for

PSP INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2010 and 2009

NOTE 2 -

SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.

Recent Accounting Pronouncements (continued)

fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009.  Adoption of FASB ASC 105-10 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited.  Adoption of FASB ASC 810-10-65 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. Adoption of FASB ASC 860-10 did not have a material impact on the Company’s financial statements.

In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature:  SFAS No. 165, “Subsequent Events”). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended June 30, 2009.

In April 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions”) which governs the information that a not-for-profit entity should provide in its financial reports about a combination with one or more other not-for-profit entities, businesses or nonprofit activities and sets out the principles and requirements for how a not-for-profit entity should determine whether a combination is in fact a merger or an acquisition. This standard is effective for mergers occurring on or after Dec. 15, 2009 and for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after Dec. 15, 2009. This standard does not apply to the Company since the Company is considered a for-profit entity.

PSP INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2010 and 2009

NOTE 3 -

NOTES PAYABLE – RELATED PARTIES

The Company has notes payable to related parties consisting of the following:

	June 30, 2010	June 30, 2009
Notes payable to a related individual, 10% interest, due on demand, unsecured	64,250	44,250
Total Notes Payable – Related Parties Less: Current Portion	64,250 (64,250)	44,250 (44,250)
Long Term Notes Payable – Related Parties	-	-

Accrued interest at June 30, 2010 and 2009 was $10,606 and $5,182, respectively.

NOTE 4 – NOTES PAYABLE

The Company has notes payable consisting of the following:

	June 30, 2010	June 30, 2009
Notes payable to an unrelated company, 10% interest, due on demand, unsecured	2,700	2,700
Total Notes Payable Less: Current Portion	2,700 (2,700)	2,700 (2,700)
Long Term Notes Payable	-	-

Accrued interest at June 30, 2010 and 2009 was $2,091 and $1,821, respectively.

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

June 30, 2010 and 2009

NOTE 6 -

RELATED PARTY TRANSACTIONS

From time to time shareholders, officers or directors, or relatives of shareholders, officers or directors may pay expenses on behalf of the Company.  These transactions are recorded as either contributions to capital or related party debt.  See Note 3.

NOTE 7 -

FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments – On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

NOTE 8 -

GOING CONCERN CONSIDERATIONS

As reported in the financial statements, the Company has incurred losses of approximately $237,000 from inception of the Company through June 30, 2010.  The Company’s stockholders’ deficit at June 30, 2010 was $81,549 and its current liabilities exceeded its current assets by the same amount.  Management’s plans to address and alleviate these concerns are as follows:

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of June 30, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary, concluded that, as of June 30 2010, our internal control over financial reporting was effective.

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

Business Experience

Tom A. Barlow is 30 years old and was appointed as the Company’s President and director in 2008.  Mr. Barlow was one of the founders of Beehive Plumbing in 2001 and CleenWater, LLC in 2006, and is still involved with both companies.  Mr. Barlow has been a licensed plumber with construction management and contracting experience since 2001, and he received his BS Degree in Technical Sales from Weber State University in 2003.

Myron O. Barlow is 69 years old and was appointed the Company’s Vice President and director in 2008.  Mr. Barlow owned and operated Beehive Bottling Company, with facilities in Brigham City and Ogden, Utah, from 1966 to 1985.  Mr. Barlow also founded Beehive Mechanical Contractors, LLC in 2000, and is one of the founders of CleenWater, LLC.  Mr. Barlow developed East Bench Properties in South Ogden, Utah, from 1985-1988; and owned and managed several entrepreneurial ventures including business in the food, insurance and construction industries from 1988-1999.  Currently, Mr. Barlow owns and operates Beehive Plumbing and is a managing member for CleenWater, LLC.  Mr. Barlow is also a licensed General Contractor and Master Plumber.

Eslie O. Barlow is 67 years old and was appointed Secretary/Treasurer and director of the Company in 2008.  He has wide experience in the construction business, having held various positions of supervision and management from 1964 through 1975, and has been the founding member of various corporations, both public and private, from 1960 until today.  Mr. Barlow also has experience in real estate development and sales, and has owned and managed mining and other related businesses in the natural resources business.  In 1977, Mr. Barlow designed, built and managed the West Jordan Care Center, which is a leading private provider of the care for mentally handicapped persons in the Salt Lake City, Utah, area. He has owned and managed mining and related businesses.  Mr. Barlow is partial owner of 22,000 acres of prospective oil and gas leases in Utah.  Currently, he is actively involved in CleenWater, LLC, Maxim Management Corp., Twilight Resources and affiliated entities.

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

Involvement in Certain Legal Proceedings

During the past 10 years, to our knowledge, none of our present or former directors, executive officers or persons nominated to become directors or executive officers or promoters or founders has been the subject of any of the following:

(1) A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two (2) years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two (2) years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed,

suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than sixty (60) days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any federal or state securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

                 (8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and control person.

See the headings “Involvement in Certain Legal Proceedings” above and  “Transactions with Related Persons.” of Part III, Item 13, below.

Compliance with Section 16(a) of the Exchange Act

All of our directors and executive officers have filed Forms 3 reporting their beneficial ownership in us as outlined in this Annual Report, along with Forms 4 respecting any dispositions of those shares.

Code of Ethics

We adopted a Code of Ethics that is filed as Exhibit 14 to our 2009 10-K Annual Report.  See Part IV, Item 15.

Corporate Governance

Nominating Committee

During the fiscal year ended June 30, 2010, there were no changes in the procedures by which security holders may recommend nominees to our Board of Directors; and we do not presently have a Nominating Committee for members of our Board of Directors.  Nominations are considered by the entire Board.

Audit Committee

We do not have an Audit Committee, and we are not required to have an Audit Committee. We do not believe that the lack of an Audit Committee has had or will have any adverse effect on our  financial statements, based upon current operations; however, our Board of Directors is presently considering adopting an Audit Committee Charter and naming members of an Audit Committee.  If and when those actions are taken, we will file an 8-K Current Report in those respects.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

Summary Compensation Table

Name and Principal Position (a)	Year or Period (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards* ($) (e)	Option Awards (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Tom A. Barlow, President & Director	06/30/10 06/30/09 06/30/08	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Myron O. Barlow, Vice President & Director	06/30/10 06/30/09 06/30/08	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Secretary/Treasurer & Director	06/30/10 06/30/09 06/30/08	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Outstanding Equity Awards

Outstanding Equity Awards At Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Tom A. Barlow	None	None	None	None	None	None	None	None	None
Myron O. Barlow	None	None	None	None	None	None	None	None	None
Eslie O. Barlow	None	None	None	None	None	None	None	None	None

Compensation of Directors

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Tom A. Barlow	None	None	None	None	None	None	None
Myron O. Barlow	None	None	None	None	None	None	None
Eslie O. Barlow	None	None	None	None	None	None	None

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who own more than 5% of our common stock as of the date of this Annual Report, based upon 1,715,004 shares being outstanding as of the date hereof:

Ownership of Principal Stockholders

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (1)
Common Stock	Clayton Barlow 1402 West 1400 North Lehi, UT 84043	100,000	5.8%
Common Stock	Eslie O. Barlow 2206 North 640 West West Bountiful, UT 84087	598,170	34.9%
Common Stock	Leroy Carter 2856 Woodcliff Circle S.E. Grand Rapids, MI 49506	100,000	5.8%
Common Stock	Dan L. Kunz 6016 Lasalle Drive Murray, Utah 84123	100,000	5.8%
Common Stock	C.L. Stevens	133,838	7.8%
Common Stock	JoLynn C. Street P. O. Box 192 Maxwell, NB 69151	100,000	5.8%
Common Stock	Leslie E. Yoder	136,247	7.9%

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

There were no material transactions, or series of similar transactions, during the fiscal years ended June 30, 2010 or 2009,  or to the date hereof, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.  E. O. Barlow, our Secretary/Treasurer and a director was owed $64,250 and $44,250, respectively, at June 30, 2010, and 2009, for advances made to us for expenses.  See Note 3 of our financial statements in Part II, Item 8.

Transactions with Founders and Control Persons

Except as indicated under the heading “Transactions with Related Persons,” above, in this Item 13, there were no material transactions involving persons in these categories.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended June 30, 2010, and 2009:

Fee Category	2010	2009
Audit Fees	$5,500	$4,500
Audit-related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$5,500	$4,500

Audit Fees:  Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees:  Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See our audited financial statements for the fiscal years ended June 30, 2009, and 2008, contained in Part II, Item 8, which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following Exhibits are filed as part of this Annual Report:

Description of Exhibits

Exhibit No.	Title of Document	Location if other than attached hereto
3.1	Second Amended and Restated Articles of Incorporation, filed December 10, 2003.	Form 10
3.2	Bylaws	Form 10
14	Code of Ethics	Form 10K for the year ended June 30, 2009
31.1	302 Certification of Tom A. Barlow	*
31.2	302 Certification of Eslie O. Barlow	*
32	906 Certification	*

*  filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSP INDUSTRIES, INC.

Date:	September 30, 2010	By:	/s/Tom A. Barlow
Tom A. Barlow, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PSP INDUSTRIES, INC.

Date:	September 30, 2010	By:	/s/Tom A. Barlow
Tom A. Barlow
President and Director

Date:	September 29, 2010	By:	/s/Eslie O. Barlow
Eslie O. Barlow
Secretary, Treasurer and Director