Form 10-Q
period 2010-09-30
PSP Industries, Inc.
filed 2010-11-15
CIK 1451822

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 15, 2010 - 1,715,004 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

PSP INDUSTRIES, INC.

[A Development Stage Company]

Financial Statements for the

Three Months Ended

September 30, 2010 and

from inception on August 21, 1978 through

September 30, 2010

PSP INDUSTRIES, INC.

[A Development Stage Company]

CONTENTS

PAGE

Balance Sheets

4

Statements of Operations

5

Statements of Cash Flows

6

Notes to Financial Statements

7

PSP INDUSTRIES, INC.

[A Development Stage Company]

BALANCE SHEETS

ASSETS

	September 30, 2010	June 30, 2010
CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$3,798	$3,660

TOTAL ASSETS	$3,798	$3,660

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$25,985	$18,259
Notes payable	2,700	2,700
Notes payable -related party	69,250	64,250

Total Current Liabilities	97,935	85,209

TOTAL LIABILITIES	97,935	85,209

STOCKHOLDERS’ DEFICIT
Common Stock, $.001 par value, 200,000,000 shares authorized, 1,715,004 shares issued and outstanding	1,715	1,715
Additional paid-in capital	153,823	153,823
Deficit accumulated during the development stage	(249,675)	(237,087)

Total Stockholders’ Deficit	(94,137)	(81,549)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,798	$3,660

The accompanying notes are an integral part of these financial statements.

PSP INDUSTRIES, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

(Unaudited)

			From Inception
			On August 21,
	For the Three Months Ended		1978 Through
	September 30,		September 30,
	2010	2009	2010

NET REVENUES	$ -	$ -	$ -

OPERATING EXPENSES

Selling, general and administrative	10,854	11,015	231,840
Interest expense	1,734	1,203	17,835

Total Operating Expenses	12,588	12,218	249,675

NET LOSS BEFORE INCOME TAXES	(12,588)	(12,218)	(249,675)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$ (12,588)	$ (12,218)	$ (249,675)

BASIC NET LOSS PER SHARE	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	1,715,004	1,715,004

The accompanying notes are an integral part of these financial statements.

PSP INDUSTRIES, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30,		From Inception on August 21, 1978 through September 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,588)	$(12,218)	$(249,675)
Adjustments to reconcile net loss to net cash Used by operating activities:
Common stock issued for services rendered	-	-	57,597
Notes payable issued for services rendered	-	-	5,400
Notes payable - related party issued for services rendered	-	-	4,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	7,726	6,938	33,614
Net Cash Used by Operating Activities	(4,862)	(5,280)	(149,064)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	5,000	5,000	66,000
Contributed capital for expenses	-	-	3,612
Net proceeds from issuance of common stock	-	-	83,250
Net Cash Provided by Financing Activities	5,000	5,000	152,862

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	138	(280)	3,798

CASH ANC CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,660	4,689	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,798	$4,409	$3,798

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services rendered	$-	$-	$57,597
Notes payable and notes payable -related party issued for Services	$-	$-	$9,400
Common stock issued for notes payable	$-	$-	$2,700
Common stock issued for notes payable-related party	$-	$-	$13,400
Stock repurchase paid by related party	$-	$-	$20

The accompanying notes are an integral part of these financial statements.

PSP INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2010

NOTE 1

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on September 30, 2010.  Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending June 30, 2011.

NOTE 2

RELATED PARTY TRANSACTIONS

The Company has been dependent upon certain related parties to provide working capital in the development of the Company’s business.  The related parties have generally provided services and/or incurred expenses on behalf of the Company or have provided the necessary operating capital to continue pursuing its business.  At September 30, 2010 and June 30, 2010, the Company had notes payable to related parties of $69,250 and $64,250, respectively. Accrued interest on these notes at September 30, 2010 and June 30, 2010 were $12,273 and $10,606, respectively. These amounts are payable to stockholders of the Company and are without terms.

NOTE 3

GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in its Annual Report on Form 10-K for the year ended June 30, 2010, the Company has an accumulated deficit of $237,087 from inception of the Company through June 30, 2010.  The accumulated deficit as of September 30, 2010 was $249,675 and the total stockholders’ deficit at September 30, 2010 was $94,137 and had working capital deficit, continued losses, and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

The Company’s management continues to develop a strategy of exploring all options available to it so that it can develop successful operations and have sufficient funds, therefore, as to be able to operate over the next twelve months.  The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services.  No assurance can be given that funds will be available, or, if available, that it will be on terms deemed satisfactory to management.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations.  The accompanying

PSP INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2010

NOTE 3

GOING CONCERN CONSIDERATIONS (Continued)

condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

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

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing; the payment of our Securities and Exchange Commission and Exchange Act reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.  We anticipate that these funds will be provided to us in the form of loans from Eslie O. Barlow, our current Secretary/Treasurer and a director.  As of the date of this Quarterly Report, we have actively begun to seek any business or acquisition candidate.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

We had no material operations during the quarterly period ended September 30, 2010.  In the quarterly period ended September 30, 2010, we had revenues of $0, compared to the quarterly period ended September 30, 2009, with revenues of $0. Selling, general and administrative expenses were $10,854 for the September 30, 2010, period, compared to $11,015 for the September 30, 2009, period.  We had interest expenses of $1,734 and $1,203, respectively.  We had a net loss of $12,588 for the September 30, 2010, period, compared to a net loss of $12,218 for the September 30, 2009, period.

Liquidity

We had cash or cash equivalents on hand at September 30, 2010, of $3,798; and cash or cash equivalents on hand at June 30, 2010 of $3,660.  If additional funds are required in connection with our present planned business operations of seeking an acquisition or business combination candidate or for Exchange Act filings or other expenses, such funds may be advanced by management or principal stockholders.  During the three months ended September 30, 2010, expenses were paid by our Secretary/Treasurer and a director, Eslie O. Barlow, in the amount of $5,000. The aggregate amount of expense advances by this related party through September 30, 2010, is $69,250, which is outstanding, bearing 10% interest, unsecured and is due on demand. There are also additional notes outstanding in the amount of  $2,700.   Because we have not identified any acquisition or business combination candidate, it is impossible to predict the amount of future required funds.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Date:	November 15, 2010	By:	/s/Tom A. Barlow
Tom A. Barlow, President and Director

Date:	November 15, 2010	By:	/s/Eslie O. Barlow
Eslie O. Barlow, Secretary, Treasurer and Director