Form 10-Q
period 2011-03-31
PSP Industries, Inc.
filed 2011-05-23
CIK 1451822

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 16, 2011 - 1,715,004 shares of common stock.

PSP INDUSTRIES, INC.

FORM 10-Q

March 31, 2011

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

PSP INDUSTRIES, INC.

[A Development Stage Company]

INDEX TO FINANCIAL STATEMENTS

PAGE

Balance Sheets

4

Statements of Operations

5

Statements of Cash Flows

6

Notes to Financial Statements

7

PSP INDUSTRIES, INC.

[A Development Stage Company]

BALANCE SHEETS

ASSETS

	March 31, 2011	June 30, 2010
CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$2,949	$3,660

TOTAL ASSETS	$2,949	$3,660

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$19,072	$18,259
Notes payable	2,700	2,700
Notes payable -related party	83,250	64,250

Total Current Liabilities	105,022	85,209

TOTAL LIABILITIES	105,022	85,209

STOCKHOLDERS’ DEFICIT
Common Stock, $.001 par value, 200,000,000 shares authorized, 1,715,004 shares issued and outstanding	1,715	1,715
Additional paid-in capital	153,823	153,823
Deficit accumulated during the development stage	(257,611)	(237,087)

Total Stockholders’ Deficit	(102,073)	(81,549)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,949	$3,660

The accompanying notes are an integral part of these financial statements.

PSP INDUSTRIES, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,		From Inception on August 21, 1978 Through March 31,
	2011	2010	2011	2010	2011
NET REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative	2,507	7,909	14,706	20,324	235,692
Interest expense	2,124	1,509	5,818	4,029	21,919

Total Operating Expenses	4,631	9,418	20,524	24,353	257,611

NET LOSS BEFORE INCOME TAXES	(4,631)	(9,418)	(20,524)	(24,353)	(257,611)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(4,631)	$(9,418)	$(20,524)	$(24,353)	$(257,611)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,715,004	1,715,004	1,715,004	1,715,004

The accompanying notes are an integral part of these financial statements.

PSP INDUSTRIES, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,		From Inception on August 21, 1978 through March 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,524)	$(24,353)	$(257,611)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services rendered	-	-	57,597
Notes payable issued for services rendered	-	-	5,400
Notes payable - related party issued for services rendered	-	-	4,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	813	7,658	26,701
Net Cash Used by Operating Activities	(19,711)	(16,695)	(163,913)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	19,000	15,000	80,000
Contributed capital for expenses	-	-	3,612
Net proceeds from issuance of common stock	-	-	83,250
Net Cash Provided by Financing Activities	19,000	15,000	166,862

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(711)	(1,695)	2,949

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,660	4,689	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,949	$2,994	$2,949

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services rendered	$-	$-	$57,597
Notes payable and notes payable -related party issued for Services rendered	$-	$-	$9,400
Common stock issued for notes payable	$-	$-	$2,700
Common stock issued for notes payable-related party	$-	$-	$13,400
Stock repurchase paid by related party	$-	$-	$20

The accompanying notes are an integral part of these financial statements.

PSP INDUSTRIES, INC.

(A Development Stage Company)

Condensed Notes to the Financial Statements

March 31, 2011

NOTE 1

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on September 30, 2010.  Operating results for the nine months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending June 30, 2011.

NOTE 2

RELATED PARTY TRANSACTIONS

The Company has been dependent upon certain related parties to provide working capital in the development of the Company’s business.  The related parties have generally provided services and/or incurred expenses on behalf of the Company or have provided the necessary operating capital to continue pursuing its business.  At March 31, 2011 and June 30, 2010, the Company had notes payable to related parties of $83,250 and $64,250, respectively.  Accrued interest on these notes at March 31, 2011 and June 30, 2010 were $16,180 and $10,606, respectively.  These amounts are payable to stockholders of the Company and are without terms.

NOTE 3

GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in its Annual Report on Form 10-K for the year ended June 30, 2010, the Company has an accumulated deficit of $237,087 from inception of the Company through June 30, 2010.  The accumulated deficit as of March 31, 2011 was $257,611 and the total stockholders’ deficit at March 31, 2011 was $102,073 and had working capital deficit, continued losses, and negative cash flows from operations.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

We had no material operations during the quarterly period ended March 31, 2011.  In the quarterly period ended March 31, 2011, we had revenues of $0 compared to $0 revenues for the quarterly period ended March 31, 2010.  Selling, general and administrative expenses were $2,507 for the period ended March 31, 2011 compared to $7,909 for the corresponding period in 2010.  We had interest expenses of $2,124 and $1,509 for the periods ended March 31, 2011 and 2010, respectively.  We had a net loss of $4,631 for the March 31, 2011 period compared to a net loss of $9,418 for the March 31, 2010 period.

Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010

We had no material operations during the nine months ended March 31, 2011.  In the nine months ended March 31, 2011, we had revenues of $0 compared to $0 revenues for the nine months ended March 31, 2010.  Selling, general and administrative expenses were $14,706 for the period ended March 31, 2011 compared to $20,324 for the same period in 2010.  We had interest expenses of $5,818 and $4,029 for the nine months ended March 31, 2011 and 2010, respectively.  We had a net loss of $20,524 for the nine months ended March 31, 2011 compared to a net loss of $24,353 for the nine months ended March 31, 2010.

Liquidity

We had cash or cash equivalents on hand at March 31, 2011, of $2,949; and cash or cash equivalents on hand at June 30, 2010 of $3,660.  If additional funds are required in connection with our present planned business operations of seeking an acquisition or business combination candidate or for Exchange Act filings or other expenses, such funds may be advanced by management or principal stockholders.  During the nine months ended March 31, 2011, expenses were paid by our Secretary/Treasurer and a director, Eslie O. Barlow, in the amount of $19,000. The aggregate amount of expense advances by this related party through March 31, 2011, is $83,250, which is outstanding, bearing 10% interest, unsecured and is due on demand. There are also additional notes outstanding in the amount of $2,700.   Because we have not identified any acquisition or business combination candidate, it is impossible to predict the amount of future required funds.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 5. Other Information.

On March 24, 2011, GreenTek (Hong Kong) Limited, a company organized and existing under the laws of the Hong Kong SAR of The People’s Republic of China (“GreenTek”), and Eslie O. Barlow, acting as the sellers’ representative, entered into a Stock Purchase Agreement providing for the sale by the sellers to GreenTek of 898,170 shares of our common stock, representing 52.3% of our issued and outstanding stock, for a total purchase price of $345,000.  The transactions contemplated by the Stock Purchase Agreement were consummated on April 21, 2011.  On May 9, 2011 a majority of our Board of Directors was replaced with designees of GreenTek, resulting in a change in control.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1 31.2 32

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Min-Chul Shin, Chief Executive Officer.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Young-Kyung Lee, Chief Financial Officer.

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Min-Chul Shin, Chief Executive Officer and Young-Kyung Lee, Chief Financial Officer.

SIGNATURES

PSP INDUSTRIES, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Date:	May 23, 2011	By:	/s/Min-Chul Shin
Min-Chul Shin, Chief Executive Officer and Director

Date:	May 23, 2011	By:	/s/Young-Kyung Lee
Young-Kyung Lee, Chief Financial Officer and Director