Form 10-K
period 2011-06-30
GreenTek Corp.
filed 2011-10-13
CIK 1451822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  June 30, 2011

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 000-53526

GreenTek Corp.

(Exact Name of Registrant as specified  in its Charter)

Utah	90-0666440
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

9900 Corporate Campus Drive, Ste 3000

Louisville, Kentucky  40223

 (Address of Principal Executive Offices)

(502) 657-6005

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

Yes [X] No [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 10, 2011 was $42,500 as computed by reference to the price at which the common equity was last sold, which was $0.10 on October 1, 2010.

As of October 10, 2011, the Registrant had 1,715,004 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

TABLE OF CONTENTS

PART I

4

ITEM 1.  BUSINESS

4

ITEM 1A.  RISK FACTORS

10

ITEM 2:  PROPERTIES

14

ITEM 3:  LEGAL PROCEEDINGS

15

ITEM 4:  (Removed and Reserved).

15

PART II

15

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                                                                                                                 15

ITEM 6.  SELECTED FINANCIAL DATA.

18

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION                                                                                                                                                                              18

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

19

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

20

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                                                                                                                                                             37

ITEM 9A.  CONTROLS AND PROCEDURES

37

ITEM 9B:  OTHER INFORMATION

37

PART III

38

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

38

ITEM 11:  EXECUTIVE COMPENSATION

41

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                                                                                                                               43

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE                                                                                                                                                                       45

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

45

PART IV

46

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

46

SIGNATURES

46

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

Forward-looking statements involve inherent risks and uncerFtainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions nationally and/or in the communities in which we may conduct business; changes in the interest rate environment; legislation or regulatory requirements; conditions of the securities markets; our ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; or other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices, among others.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

ITEM 1.  BUSINESS

Business Development

Introduction

We (“GreenTek Corp.” or our “Company,” and “we,” “our,” “us” and words of similar import) were organized under the laws of the State of Utah on August 21, 1978, under the name “Sampson Resources,” to engage in any lawful business and for the purpose of acquiring any business or enterprise that would be beneficial to us and our stockholders.  Accordingly, we were deemed to be a “shell company.”

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

•

On January 18, 1994, the Company was reinstated as a profit corporation in the State of Utah after filing an Application for Reinstatement with the Utah Division of Corporations and Commercial Code.

•

On or about October 13, 1995, we filed an Amendment to our Articles of Incorporation, changing our name to “PSP Industries, Inc.”

•

We discontinued our business operations in late 1996 for lack of funding.

•

On October 29, 1998, the Company was reinstated as a profit corporation in the State of Utah after filing an Application for Reinstatement with the Utah Division of Corporations and Commercial Code.

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

•

On March 24, 2011, pursuant to a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) entered into among the Seller’s Representative, who represented each of the persons listed on Exhibit A thereto (collectively, the “Sellers”) and GreenTek (Hong Kong) Limited (“GreenTek”). The Sellers provided for the purchase by GreenTek of 898,170 shares of Common Stock, representing 52.3% of the outstanding shares of our Company.  The sale of the shares closed on April 21, 2011.

•

On April 25, 2011, we filed an Information Statement on Schedule 14F-1 with the SEC in connection with the change of control of the Board of Directors of the Company and the appointment of new officers and directors by GreenTek in compliance with the notification requirements of Rule 14f-1 under the Securities Exchange Act of 1934, as amended.  The Information Statement on Schedule 14F-1 was subsequently mailed to shareholders.  The new directors that were appointed and their titles are Min-Chul Shin, Chief Executive Officer and President, and Young-Kyung Lee, Chief Financial Officer.  Both are citizens and residents of South Korea.

•

On May 23, 2011, we filed a Definitive Information Statement on Schedule 14C with the SEC and subsequently mailed the same to shareholders in connection with the written consent of the holder of a majority of our issued and outstanding voting securities approving a Charter Amendment.  The Charter Amendment contemplated a name change of the Company from “PSP Industries, Inc.” to “GreenTek Corp.” and the creation of 10,000,000 shares of blank check preferred stock, par value $.001.  This action was approved by our Board of Directors on May 6, 2011 and on May 6, 2011 the holder of approximately 52.3% of our issued and outstanding common stock, being our only class of voting securities, also consented to these actions by a written consent in lieu of a special meeting of stockholders in accordance with the Utah Revised Business Corporation Act.

•

The name change and creation of 10,000,000 shares of blank check preferred stock became effective on June 23, 2011, upon filing of an Amendment to Articles of Incorporation with the Utah Division of Corporations and Commercial Code.

Description of Business

We are currently seeking potential assets, property or businesses to acquire, in a business combination, by reorganization, merger or acquisition.  We have had no material business operations since early 1987.  Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence operations through funding and/or the acquisition or business combination with a “going concern” engaged in any industry selected.  We are unable to predict the time as to when and if we may actually participate in any specific business endeavor, and we will be unable to do so until we determine any particular industry in which we may conduct business operations.

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

Recent amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradability of certain securities of shell companies, including those issued by us in any business combination, and further limit the tradability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that desires to utilize us as a means of going public.  See the heading “Rule 144,” of Item 5, for a discussion of the general requirements of Rule 144 and the limitations of Rule 144 with respect to shell companies.

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

Auditor’s “Going Concern” Opinion that Expresses Doubt About Our Ability to Continue as a Going Concern.

Our auditors who audited our financial statements for the calendar years ended June 30, 2011, and 2010, have expressed substantial doubt about our ability to continue as a going concern in Note 8 of our financial statements for the years ended June 30, 2011, and 2010, which accompany this Annual Report, due to our status as a shell company and our lack of profitable operations or available funds.  See our financial statements, Item 8.

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

There is a Limited Market for Our Common Stock.

Our common stock is quoted on the OTC Bulletin Board of FINRA, with the symbol GRTK, however there is no guarantee that any market for our common stock will be maintained.  Any market price for shares of our common stock is likely to be very volatile, and numerous factors beyond our control may have a significant effect.  In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations that have affected the market price of many small capital companies and that have often been unrelated to the operating performance of these companies.  These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of shares of our common stock in any market that may develop.  Sales of “restricted securities” under Rule 144 or pursuant to registration statements may also have an adverse effect on any market that may develop.  See the heading “Rule 144” of Item 5.

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

ITEM 2:  PROPERTIES

We have no assets or property; our principal executive office address and telephone number are the business office address and telephone number of Public Equity Group Inc. in Louisville, Kentucky and are currently provided at no cost.  Because we have had no business, our activities have been limited to keeping us in good standing in the State of Utah. These activities have consumed an insignificant amount of management’s time; accordingly, the costs of providing the use of this office address and telephone have been nominal.

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

ITEM 4:  (Removed and Reserved).

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no “established trading market” for our shares of common stock.  Our shares of common stock are listed on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “GRTK;” however, management does not expect any established trading market to develop in our shares of common stock unless and until we have material operations.  In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market.  See the heading “Rule 144” below for requirements of resales of shares of our common stock under Rule 144.

Set forth below are the high and low closing bid prices for our common stock since the commencement of quotations on December 10, 2009 on the OTC Bulletin Board. The following quotes are through the most recent year end:

Quarter	Period	High Bid	Low Bid

2012 First	July 1 – September 30, 2011	None	None

2011 First	July 1 – September 30, 2010	None	None
Second	October 1 – December 31, 2010	$0.10	$0.10
Third	January 1 – March 31, 2011	None	None
Fourth	April 1 – June 30, 2011	None	None

2010 Second	December 10 – December 31, 2009	$0.01	$0.01
Third	January 1 – March 31, 2010	None	None
Fourth	April 1 – June 30, 2010	$0.10	$0.10

Rule 144

The following is a summary of the current resale requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Holders

The number of record holders of our common stock as of the date of this Annual Report is approximately 197, excluding an undetermined number of holders whose shares are held in broker dealer accounts or the Depository Trust Company.

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

None.

Use of Proceeds of Registered Securities

We had no proceeds from the sale of registered securities during the periods covered by this Annual Report or the fiscal periods reported in our financial statements that accompany this Annual Report.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us or any affiliated purchasers during fiscal years ended June 30, 2011, and 2010.

ITEM 6.  SELECTED FINANCIAL DATA.

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

Year Ended June 30, 2011 compared to the Year Ended June 30, 2010

We have had no material business operations since December, 1987.

During the fiscal year ended June 30, 2011, we had a net loss of $52,071, compared with a net loss of $29,906 for the fiscal year ended June 30, 2010.  The increase in net loss in 2011 was due to our efforts to comply with the Sarbanes/ Oxley Act provisions and the cost to comply with the Securities Exchange Act of 1934, as amended.  Except as described above, we have received no revenues in either of our two most recent fiscal years.  See the Item 8, of this Annual Report.

Liquidity and Capital Resources

We had cash or cash equivalents on hand at June 30, 2011 and June 30, 2010, of $0 and $3,660; respectively.  If additional funds are required in connection with our present planned business operations of seeking an acquisition or business combination candidate or for Exchange Act filings or other expenses, such funds may be advanced by management or principal stockholders.  During the year ended June 30, 2011, advances were made to the Company by a principal stockholder, JM International, Ltd., in the amount of $25,930 which were still outstanding as of June 30, 2011.  Other advances were made to the Company during the year ended June 30, 2011 by our former Secretary/Treasurer and a director, Eslie Barlow, in the amount of $19,600. The aggregate amount of expense advances by Mr. Barlow through June 30, 2011, is $83,850 which was paid to Mr. Barlow at the closing of the share acquisition, and led to the current change in control.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during any of the period covered by this Annual Report or the financial statements that accompany this Annual Report.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREENTEK CORP.

 (A Development Stage Company)

Financial Statements for the Year Ended

June 30, 2011 and

from inception on August 21, 1978 through

June 30, 2010

CONTENTS

Report of Independent Registered Public Accounting Firm

21

Balance Sheets

22

Statements of Operations

23

Statements of Stockholders’ Deficit

24-25

Statements of Cash Flows

26

Notes to the Financial Statements

27-35

Morrill & Associates, LLC

Certified Public Accountants

563 West 500 South, Suite 425

Bountiful, Utah 84010

801-546-9068 Phone; 801-546-8211 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

GreenTek Corp. (formerly PSP Industries, Inc.)

(A Development Stage Company)

Louisville, KY

We have audited the accompanying balance sheet of GreenTek Corp. (formerly PSP Industries, Inc.) (a development stage company) as of June 30, 2011 and 2010 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and from inception on August 21, 1978 through June 30, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenTek Corp. (formerly PSP Industries, Inc.) (a development stage company) as of June 30, 2011 and 2010 and the results of its operations and cash flows for the years ended June 30, 2011 and 2010 and from inception on August 21, 1978 through June 30, 2011 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morrill & Associates

Morrill & Associates

Bountiful, Utah 84010

October 10, 2011

GREENTEK CORP.
(formerly PSP Industries, Inc.)
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	June 30,
	2011	2010
CURRENT ASSETS

Cash and cash equivalents	$ -	$ 3,660

TOTAL ASSETS	$ -	$ 3,660

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$ 2,668	$ 18,259
Notes payable	-	2,700
Notes payable - related party	25,930	64,250

Total Current Liabilities	28,598	85,209
TOTAL LIABILITIES	28,598	85,209
STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 200,000,000 shares
authorized, 1,715,004 shares issued and outstanding	1,715	1,715
Additional paid-in capital	258,845	153,823
Deficit accumulated during the development stage	(289,158)	(237,087)

Total Stockholders' Deficit	(28,598)	(81,549)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ 3,660

The accompanying notes are an integral part of these financial statements.

GREENTEK CORP.
(formerly PSP Industries, Inc.)
(A Development Stage Company)
Statements of Operations

			From Inception
			on August 21,
	For the Year Ended		1978 Through
	June 30,	June 30,	June 30,
	2011	2010	2011

NET REVENUES	$ -	$ -	$ -

OPERATING EXPENSES

Selling, general and administrative	46,252	24,212	267,238
Interest expense	5,819	5,694	21,920

Total Operating Expenses	52,071	29,906	289,158

NET LOSS BEFORE INCOME TAXES	(52,071)	(29,906)	(289,158)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	(52,071)	$ (29,906)	$ (289,158)

BASIC NET LOSS PER SHARE	$ (0.03)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	1,715,004	1,715,004

The accompanying notes are an integral part of these financial statements.

GREENTEK CORP.
(formerly PSP Industries, Inc.)
(A Development Stage Company)
Statements of Stockholders' Deficit From Inception on
August 21, 1978 through June 30, 2011
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

The accompanying notes are an integral part of these financial statements

GREENTEK CORP.
(formerly PSP Industries, Inc.)
(A Development Stage Company)
Statements of Stockholders' Deficit From Inception on
August 21, 1978 through June 30, 2011 (Continued)
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage
Balance, June 30, 2002	1,715,000	$ 1,715	$ 141,323	$ (153,680)
Net loss for the year ended
June 30, 2003	-	-	-	(971)
Balance, June 30, 2003	1,715,000	1,715	141,323	(154,651)
Contributed capital for expenses	-	-	112	-
Fractional shares issued in the
reverse stock split	4	-	-	-
Net loss for the year ended
June 30, 2004	-	-	-	(4,199)
Balance, June 30, 2004	1,715,004	1,715	141,435	(158,850)
Net loss for the year ended
June 30, 2005	-	-	-	(1,421)
Balance, June 30, 2005	1,715,004	1,715	141,435	(160,271)
Net loss for the year ended
June 30, 2006	-	-	-	(1,487)
Balance, June 30, 2006	1,715,004	1,715	141,435	(161,758)
Net loss for the year ended
June 30, 2007	-	-	-	(1,390)
Balance, June 30, 2007	1,715,004	1,715	141,435	(163,148)
Issuance of common stock for
note payable and interest at
$0.001 per share, October 2007	12,387,500	12,388	-	-
Net loss for the year ended
June 30, 2008	-	-	-	(15,853)
Balance, June 30, 2008	14,102,504	14,103	141,435	(179,001)
Common stock cancelled	(12,387,500)	(12,388)	12,388	-
Net loss for the year ended June 30, 2009	-	-	-	(28,180)
Balance, June 30, 2009	1,715,004	1,715	153,823	(207,181)
Net loss for the year ended June 30, 2010	-	-	-	(29,906)
Balance, June 30, 2010	1,715,004	$ 1,715	$ 153,823	$ (237,087)
Equity contributed to pay liabilities	-	-	105,022	-
Net loss for the year ended June 30, 2011	-	-	-	(52,071)
Balance, June 30, 2011	1,715,004	$ 1,715	$ 258,845	$ (289,158)

The accompanying notes are an integral part of these financial statements

GREENTEK CORP.
(formerly PSP Industries, Inc.)
(A Development Stage Company)
Statements of Cash Flows
			From Inception
			on August 21,
	For the Year Ended		1978 Through
	June 30,	June 30,	June 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (52,071)	$ (29,906)	$ (289,158)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services rendered	-	-	57,597
Notes payable issued for services rendered	-	-	5,400
Notes payable - related party issued for
services rendered	-	-	4,000
Change in operating assets and liabilities:
Accounts payable and
accrued expenses	3,481	8,877	29,369
Net Cash Used by Operating Activities	(48,590)	(21,029)	(192,792)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	44,930	20,000	105,930
Contributed capital for expenses	-	-	3,612
Net proceeds from issuance of common stock	-	-	83,250
Net Cash Provided by Financing Activities	44,930	20,000	192,792

DECREASE IN CASH
AND CASH EQUIVALENTS	(3,660)	(1,029)	-
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	3,660	4,689	-
CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$ -	$ 3,660	$ -
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services rendered	$ -	$ -	$ 57,597
Notes payable and notes payable - related
party issued for services rendered	$ -	$ -	$ 9,400
Common stock issued for notes payable	$ -	$ -	$ 2,700
Common stock issued for notes payable - related party	$ -	$ -	$ 13,400
Stock repurchase paid by related party	$ -	$ -	$ 20
Capital contributed for liabilities	$ 105,022	$ -	$ 105,022

The accompanying notes are an integral part of these financial statements

GREENTEK CORP.

(formerly PSP Industries, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2011 and 2010

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

Pursuant to a Common Stock Purchase Agreement dated March 24, 2011, GreenTek Limited, a Hong Kong company, purchased 898,170 shares of common stock, representing 52.3% of the issued and outstanding shares of the Company, from various shareholders.  Subsequently, the name of the Company was changed to GreenTek Corp.

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

GREENTEK CORP.

(formerly PSP Industries, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2011 and 2010

NOTE 2 -

SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.

Basic Net Loss per Share of Common Stock (Continued)

In accordance with Financial Accounting Standards No. ASC 260, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  There are no common stock equivalents as of June 30, 2011.

	June 30, 2011	June 30, 2010

Net income (loss) (numerator)	$ (52,071)	$ (29,906)
Weighted average shares outstanding (denominator)	1,715,004	1,715,004
Income (loss) per share amount	$ (0.03)	$ (0.02)

e.

Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)).  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

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

At June 30, 2011, the Company had net operating loss carryforwards of approximately $99,000 which may be offset against future taxable income through 2029.  No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

GREENTEK CORP.

(formerly PSP Industries, Inc.)

 (A Development Stage Company)

Notes to the Financial Statements

June 30, 2011 and 2010

NOTE 2 -

SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.

Income Taxes (continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

Net deferred tax assets consist of the following components as of June 30, 2011 and 2010:

	2011	2010
Deferred tax assets:
NOL Carryover	$ 99,000	$ 81,000
Valuation allowance	(99,000)	(81,000)
Net deferred tax asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended June 30, 2011 and 2010 due to the following:

	2011	2010
Current Federal Tax	$ -	$ -
Current State Tax	-	-
Change in NOL Benefit	18,000	11,000
Valuation allowance	(18,000)	(11,000)
	$ -	$ -

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended June 30,
	2011	2010
Beginning balance	$ -	$ -
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$ -	$ -

GREENTEK CORP.

(formerly PSP Industries, Inc.)

 (A Development Stage Company)

Notes to the Financial Statements

June 30, 2011 and 2010

NOTE 2 -

SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below).

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

GREENTEK CORP.

(formerly PSP Industries, Inc.)

 (A Development Stage Company)

Notes to the Financial Statements

June 30, 2011 and 2010

NOTE 2 -

SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.

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

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15,2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15,2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162"). FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009.  Adoption of FASB ASC 105-10 did not have a material effect on the Company’s financial statements.

GREENTEK CORP.

(formerly PSP Industries, Inc.)

 (A Development Stage Company)

Notes to the Financial Statements

June 30, 2011 and 2010

NOTE 2 -

SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.

Recent Accounting Pronouncements (continued)

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

NOTE 3 -

NOTES PAYABLE – RELATED PARTIES

The Company has notes payable to related parties consisting of the following:

	June 30, 2011	June 30, 2010
Notes payable to a related individual, 10% interest, due on demand, unsecured	$ 25,930	$ 64,250
Total Notes Payable – Related Parties Less: Current Portion	25,930 (25,930)	64,250 (64,250)
Long Term Notes Payable – Related Parties	$ -	$ -

Accrued interest at June 30, 2011 and 2010 was $-0- and $10,606, respectively.

GREENTEK CORP.

(formerly PSP Industries, Inc.)

 (A Development Stage Company)

Notes to the Financial Statements

June 30, 2011 and 2010

NOTE 4 – NOTES PAYABLE

The Company has notes payable consisting of the following:

	June 30, 2011	June 30, 2010
Notes payable to an unrelated company, 10% interest, due on demand, unsecured	$ -	$ 2,700
Total Notes Payable Less: Current Portion	- -	2,700 (2,700)
Long Term Notes Payable	$ -	$ -

Accrued interest at June 30, 2011 and 2010 was $-0- and $2,091, respectivley.

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

GREENTEK CORP.

(formerly PSP Industries, Inc.)

 (A Development Stage Company)

Notes to the Financial Statements

June 30, 2011 and 2010

NOTE 7 -

FINANCIAL INSTRUMENTS (Continued)

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2011 and 2010.

NOTE 8 -

GOING CONCERN CONSIDERATIONS

As reported in the financial statements, the Company has incurred losses of approximately $289,000 from inception of the Company through June 30, 2011.  The Company’s stockholders’ deficit at June 30, 2011 was $28,598 and its current liabilities exceeded its current assets by the same amount.  Management’s plans to address and alleviate these concerns are as follows:

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

NOTE 9 -

SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of June 30, 2011 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

NOTE 10 -    CHANGE OF CONTROL

On March 24, 2011, the Seller’s Representative, who represents each of the persons listed on Exhibit A to the Common Stock Purchase Agreement, dated March 24, 2011 (the “Stock Purchase Agreement”) (collectively, the “Sellers”) entered into the Stock Purchase Agreement with GreenTek (Hong Kong) Ltd., a corporation organized and existing under the laws of the Hong Kong SAR of the People’s Republic of China, pursuant to which GreenTek (Hong Kong) agreed to purchase 898,170 shares of Common Stock, representing 52.3% of the outstanding shares of the Company, for a purchase price of $345,000.00.  The transactions contemplated by the Stock Purchase Agreement were closed and completed on April 21, 2011.  On the closing date, the Company paid and satisfied all of its “liabilities” as such term is defined by U.S. GAAP as of the closing.

GREENTEK CORP.

(formerly PSP Industries, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2011 and 2010

NOTE 10 -

CHANGE OF CONTROL (Continued)

The purpose of the transaction was to consummate a change in control and composition of the Board of Directors of the Company.  GreenTek (Hong Kong) or its affiliates intend to acquire one or more businesses located in Korea and consummate a reverse merger with the Company, pursuant to which the Company will acquire the businesses and GreenTek (Hong Kong) or its affiliates will increase their ownership of the Common Stock above the current 52.3% ownership level.  After consummation of the reverse merger, the Company intends to engage in an equity line of credit financing with an investor that it has been negotiating with and with whom it has a signed terms sheet.

In connection with the transaction, Kristyne Barlow resigned from her position as President and a director on April 20, 2011.  Myron O. Barlow resigned from his position as Vice President and a director on April 20, 2011.  Min-Chul Shin, a citizen and resident of Korea, was elected to the Board of Directors and appointed to the offices of CEO and President on April 22, 2011.  Eslie Barlow resigned from his position as Secretary/Treasurer and a director on May 9, 2011 at the expiration of the ten day notice and waiting period mandated under Rule 14f-1. The appointment of Ms. Young-Kyung Lee, a citizen and resident of Korea, as a director and Chief Financial Officer was effective on May 9, 2011, following the expiration of the required ten day notice and waiting period mandated under Rule 14f-1.  As of the appointment of Ms. Young-Kyung Lee, a majority of the directors of the Company was changed.  Accordingly, on May 9, 2011, there was a change in control of the Company, with directors chosen by GreenTek (Hong Kong) having the power to manage and control the affairs of the Company.

NOTE 11 -

NAME CHANGE

                       The Company amended is Articles of Incorporation to change its name from PSP Industries, Inc. to GreenTek

                       Corp. effective on June23, 2011.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of June 30, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary, concluded that, as of June 30 2011, our internal control over financial reporting was effective.

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

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names of all of our directors and executive officers during the preceding year.  The current directors and executive officers will serve until the next annual meeting of our stockholders or until their successors are elected or appointed and qualified or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Min-Chul Shin	CEO, President & Director	April 22, 2011	*
Young-Kyung Lee	CFO & Director	May 5, 2011	*
Kristyne Barlow	President & Director	November 30, 2010	April 20, 2011
Tom A. Barlow	President & Director	July 10, 2008	November 30, 2010
Myron O. Barlow	Vice President & Director	July 10, 2008	April 20, 2011
Eslie O. Barlow	Secretary/Treasurer & Director	July 10, 2008	May 9, 2011

*   These persons presently serve in the capacities indicated.

Business Experience

Min-Chul Shin, age 48, CEO, President and Director.  Mr. Shin was born in Korea. From 1987 to 1994, Mr. Shin was a device and process engineer at Samsung Semiconductor in Korea. Mr. Shin left Samsung to join Applied Materials Korea in 1995 as the manager of RTP, CVD and Ion Implant. From 2004, Mr. Shin was director of Wintech which manufactures Diffusion Furnace and Metrology. At Wintech, a company that develops and produces equipment used in semiconductor fabrication, Mr. Shin was also responsible for the management of 40 manufacturing and customer support engineers until leaving the company in 2006. After leaving Wintech, Mr. Shin established his own company in Seoul, Korea, Sain Tech Inc., which develops and produces sapphire ingots and wafers for LED products. Mr. Shin owned and managed Sain Tech from 2006 until this month. Mr. Shin earned a Bachelor's Degree in Electronics Engineering from Hongik University in Seoul, Korea in 1988.

Young-Kyung Lee, age 44, CFO and Director.  Ms. Lee was born in Korea. From 2002 to 2010, Ms. Lee was the Director of Financial Management at AET Co., Ltd., a company that provides services related to semiconductor equipment and fabrication in Yongin, Korea.  Since leaving AET Co., Ltd. in 2010, Ms. Lee has been a financial consultant to GreenTek. Ms. Lee attended Seogang University in Seoul, Korea and received a Bachelor’s Degree in German Literature in 1989.

Kristyne Barlow, age 44, Former President and Director.  Ms. Barlow was born in Salt Lake City, Utah, and attended school in the Granite School District of Utah.  Ms. Barlow has been a full time homemaker for the previous five years, and a mother of six children whom she home schooled.  She completed a teacher training course through Christian Light Education in 1996.  She is an officer and director of Maxim Management Corp., a Utah based holding company, and is also a member of Bar-Es, LLC, a family trust for Kristyne Barlow and Eslie O. Barlow, who was the Company’s former Secretary/Treasurer and a director.  Ms. Barlow is the wife of Eslie O. Barlow.  Ms. Barlow resigned from her positions as President and a director of the Company on April 20, 2011.

Tom A. Barlow, age 31, Former President and Director.  Mr. Barlow was one of the founders of Beehive Plumbing in 2001 and CleenWater, LLC in 2006, and is still involved with both companies.  Mr. Barlow has been a licensed plumber with construction management and contracting experience since 2001, and he received his BS Degree in Technical Sales from Weber State University in 2003.  Mr. Barlow resigned from his positions of President and a director of the Company on November 30, 2010.

Myron O. Barlow, age 70, Former Vice President and Director.  Mr. Barlow owned and operated Beehive Bottling Company, with facilities in Brigham City and Ogden, Utah, from 1966 to 1985.  Mr. Barlow also founded Beehive

Mechanical Contractors, LLC in 2000, and is one of the founders of CleenWater, LLC.  Mr. Barlow developed East Bench Properties in South Ogden, Utah, from 1985-1988; and owned and managed several entrepreneurial ventures including business in the food, insurance and construction industries from 1988-1999.  Currently, Mr. Barlow owns and operates Beehive Plumbing and is a managing member for CleenWater, LLC.  Mr. Barlow is also a licensed General Contractor and Master Plumber.  Mr. Barlow resigned from his positions as the Vice President and a director of the Company on April 20, 2011.

Eslie O. Barlow, age 68, Former Secretary/Treasurer and Director.   Mr. Barlow has wide experience in the construction business, having held various positions of supervision and management from 1964 through 1975, and has been the founding member of various corporations, both public and private, from 1960 until today.  Mr. Barlow also has experience in real estate development and sales, and has owned and managed mining and other related businesses in the natural resources business.  In 1977, Mr. Barlow designed, built and managed the West Jordan Care Center, which is a leading private provider of the care for mentally handicapped persons in the Salt Lake City, Utah, area.  He has owned and managed mining and related businesses.  Mr. Barlow is partial owner of 22,000 acres of prospective oil and gas leases in Utah.  Currently, he is actively involved in CleenWater, LLC, Maxim Management Corp., Twilight Resources and affiliated entities.  Mr. Barlow resigned from his positions as Secretary/Treasurer and a director of the Company on May 9, 2011.

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

Code of Ethics

We adopted a Code of Ethics that is filed as Exhibit 14 to our 2009 10-K Annual Report.  See Part IV, Item 15.

Corporate Governance

Nominating Committee

During the fiscal year ended June 30, 2011, there were no changes in the procedures by which security holders may recommend nominees to our Board of Directors; and we do not presently have a Nominating Committee for members of our Board of Directors.  Nominations are considered by the entire Board.

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

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

Summary Compensation Table

Name and Principal Position (a)	Year or Period (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards* ($) (e)	Option Awards (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Min-Chul Chin, CEO, President & Director	06/30/11	0	0	0	0	0	0	0	0
Young-Kyung Lee, CFO & Director	06/30/11	0	0	0	0	0	0	0	0
Kristyne Barlow(1), Former President & Director	06/30/11	0	0	0	0	0	0	0	0
Tom A. Barlow(2), Former President & Director	06/30/11 06/30/10 06/30/09	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Myron O. Barlow(3), Former Vice President & Director	06/30/11 06/30/10 06/30/09	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Eslie O. Barlow(4), Former Secretary/Treasurer & Director	06/30/11 06/30/10 06/30/09	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(1)

Resigned from her positions as President and Director of the Company on April 20, 2011.

(2)

Resigned from his positions as President and Director of the Company on November 30, 2010.

(3)

Resigned from his positions as Vice President and Director of the Company on April 20, 2011.

(4)

Resigned from his positions as Secretary/Treasurer and Director of the Company on May 9, 2011.

Outstanding Equity Awards

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Min-Chul Shin, CEO, President	None	None	None	None	None	None	None	None	None
Young-Kyung Lee, CFO	None	None	None	None	None	None	None	None	None
Kristyne Barlow(1), Former President	None	None	None	None	None	None	None	None	None
Tom A. Barlow(2), Former President	None	None	None	None	None	None	None	None	None
Myron O. Barlow(3), Former VP	None	None	None	None	None	None	None	None	None
Eslie O. Barlow(4), Former Secretary/ Treasurer	None	None	None	None	None	None	None	None	None

(1)

Resigned as President of the Company on April 20, 2011.

(2)

Resigned as President the Company on November 30, 2010.

(3)

Resigned as Vice President of the Company on April 20, 2011.

(4)

Resigned as Secretary/Treasurer of the Company on May 9, 2011.

Compensation of Directors

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Min-Chul Shin	None	None	None	None	None	None	None
Young-Kyung Lee	None	None	None	None	None	None	None
Kristyne Barlow(1), Former Director	None	None	None	None	None	None	None
Tom A. Barlow(2), Former Director	None	None	None	None	None	None	None
Myron O. Barlow(1), Former Director	None	None	None	None	None	None	None
Eslie O. Barlow(3), Former Director	None	None	None	None	None	None	None

(1)

Resigned as Director of the Company on April 20, 2011.

(2)

Resigned as Director the Company on November 30, 2010.

(3)

Resigned as Director of the Company on May 9, 2011.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who own more than 5% of our common stock as of the date of this Annual Report, based upon 1,715,004 shares being outstanding as of the date hereof:

Ownership of Principal Stockholders

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (1)
Common Stock	GreenTek (Hong Kong) Limited Unit 2209, 22F Wu Chung House, 213 Queen’s Rd East, Wanchai, Hong Kong	898,170	52.4%
Common Stock	Leroy Carter 2856 Woodcliff Circle S.E. Grand Rapids, MI 49506	100,000	5.8%
Common Stock	Richard M. Day 11831 Cottage Side Way Draper, Utah 84020	136,247	7.9%
Common Stock	C.L. Stevens	133,838	7.8%

(1)

Includes shares that any beneficial owner has the right to acquire within 60 days, from options, warrants, rights, conversion privilege or similar obligations.

Security Ownership of Management

The following table sets forth the share holdings of management as of the date of this Annual Report, based upon 1,715,004 shares being outstanding as of the date of hereof:

Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (1)
Common Stock	Min-Chul Shin, CEO & President 9900 Corporate Campus Drive Suite 3000 Louisville, KY 40223	0	0%
Common Stock	Young-Kyung Lee, CFO 9900 Corporate Campus Drive Suite 3000 Louisville, KY 40223	0	0%
Common Stock	Kristyne Barlow, Former President 2206 North 640 West West Bountiful, UT 84087	0	0%
Common Stock	Tom A. Barlow, Former President 2206 North 640 West West Bountiful, UT 84087	0	0%
Common Stock	Myron O. Barlow, Former Vice President 2206 North 640 West West Bountiful, UT 84087	0	0%
Common Stock	Eslie O. Barlow, Former Secretary/Treasurer 2206 North 640 West West Bountiful, UT 84087	0	0%

(1)   Includes shares that any beneficial owner has the right to acquire within 60 days, from options, warrants, rights, conversion privilege or similar obligations.

All Directors and Executive Officers as a Group (Three Persons)

Our two directors and officers do not own any shares of our outstanding voting securities.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

There were no material transactions, or series of similar transactions, during the fiscal years ended June 30, 2011 or 2010,  or to the date hereof, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.  JM International, Ltd., a principal stockholder, and E. O. Barlow, our former Secretary/Treasurer and a director were owed $25,930 and $64,250, respectively, at June 30, 2011, and 2010, for advances made to us for expenses.  See Note 3 of our financial statements in Part II, Item 8.

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

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants, Morrill & Associates, during the fiscal years ended June 30, 2011, and 2010:

Fee Category	2011	2010
Audit Fees	$5,000	$5,500
Audit-related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$5,000	$5,150

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

(a)(3)         Exhibits.  The following Exhibits are filed as part of this Annual Report:

Description of Exhibits

Exhibit No.	Title of Document	Location if other than attached hereto
3.1	Second Amended and Restated Articles of Incorporation, filed December 10, 2003.	Form 10
3.2	Bylaws	Form 10
3.3	Amendment to Articles of Incorporation, filed June 23, 2011	*
14	Code of Ethics	Form 10K for the year ended June 30, 2009
31.1	302 Certification of Min-Chul Shin	*
31.2	302 Certification of Young-Kyung Lee	*
32	906 Certification	*

*  filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENTEK CORP.

Date:	October 13, 2011	By:	/s/ Min-Chul Shin
Min-Chul Shin, CEO, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GREENTEK CORP.

Date:	October 13, 2011	By:	/s/ Min-Chul Shin
Min-Chul Shin
CEO, President and Director

Date:	October 13, 2011	By:	/s/ Young-Kyung Lee
Young-Kyung Lee
CFO and Director

Date:	October 13, 2011	By:	/s/ John (Jongmoon) Choi
John (Jongmoon) Choi
Director