Form 10-Q
period 2011-09-30
GreenTek Corp.
filed 2011-11-21
CIK 1451822

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-53526

GREENTEK CORP.

(Exact name of Registrant as specified in its charter)

Utah	90-0666440
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9900 Corporate Campus Drive, Ste 3000

Louisville, Kentucky  40223

(Address of Principal Executive Offices)

(502) 657-6005

(Registrant’s telephone number, including area code)

PSP Industries, Inc.

2206 North 640 West

West Bountiful, Utah  84087

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: November 18, 2011 - 1,715,004 shares of common stock.

PART I

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

GREENTEK CORP.

(formerly PSP Industries, Inc.)

(A Development Stage Company)

Financial Statements for the

Three Months Ended

September 30, 2011 and

from inception on August 21, 1978 through

September 30, 2011

GREENTEK CORP.

(formerly PSP Industries, Inc.)

(A Development Stage Company)

GREENTEK CORP.

(formerly PSP Industries, Inc.)

(A Development Stage Company)

BALANCE SHEETS

ASSETS

	September 30, 2011	June 30, 2011
CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$-	$-
Prepaid Expenses	2,000
TOTAL ASSETS	$2,000	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,915	$2,668
Notes payable -related party	31,962	25,930

Total Current Liabilities	36,277	28,598

TOTAL LIABILITIES	36,277	28,598

STOCKHOLDERS’ DEFICIT
Common Stock, $.001 par value, 200,000,000 shares authorized, 1,715,004 shares issued and outstanding	1,715	1,715
Additional paid-in capital	258,845	258,845
Deficit accumulated during the development stage	(294,837)	(28,598)

Total Stockholders’ Deficit	(34,277)	(289,158)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,000	$-

The accompanying notes are an integral part of these financial statements.

GREENTEK CORP.

(formerly PSP Industries, Inc.)

(A Development Stage Company)

(Unaudited)

STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		From Inception on August 21, 1978 Through September 30, 2011
	2011	2010

NET REVENUES	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative	5,679	10,854	272,917
Interest expense	-	1,734	21,920

Total Operating Expenses	5,679	12,588	294,837

NET LOSS BEFORE INCOME TAXES	(5,679)	(12,588)	(294,837)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(5,679)	$(12,588)	$(294,837)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,715,004	1,715,004

The accompanying notes are an integral part of these financial statements.

GREENTEK CORP.

(formerly PSP Industries, Inc.)

(A Development Stage Company)

(Unaudited)

STATEMENTS OF CASH FLOWS

	For the Three Months Ended September 30,		From Inception on August 21, 1978 through September 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,679)	$(12,588)	$(294,837)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services rendered	-	-	57,597
Notes payable issued for services rendered	-	-	5,400
Notes payable - related party issued for services rendered	-	-	4,000
Changes in operating assets and liabilities:
Prepaid expenses	(2,000)	-	(2,000)
Accounts payable and accrued expenses	2,247	7,726	31,616
Net Cash Used by Operating Activities	(5,432)	(4,862)	(198,224)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	5,432	5,000	111,362
Contributed capital for expenses	-	-	3,612
Net proceeds from issuance of common stock	-	-	83,250
Net Cash Provided by Financing Activities	5,432	5,000	198,223

DECREASE IN CASH AND CASH EQUIVALENTS	-	138	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	3,660	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$3,798	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services rendered	$-	$-	$57,597
Notes payable and notes payable -related party issued for Services rendered	$-	$-	$9,400
Common stock issued for notes payable	$-	$-	$2,700
Common stock issued for notes payable-related party	$-	$-	$13,400
Stock repurchase paid by related party	$-	$-	$20
Capital Contributed for Liabilities	$-	$-	$105,022

The accompanying notes are an integral part of these financial statements.

GREENTEK CORP.

(formerly PSP Industries, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2011

NOTE 1 BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on October 13, 2011. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending June 30, 2012.

NOTE 2 RELATED PARTY TRANSACTIONS

The Company has been dependent upon certain related parties to provide working capital in the development of the Company’s business. The related parties have generally provided services and/or incurred expenses on behalf of the Company or have provided the necessary operating capital to continue pursuing its business. At September 30, 2011 and June 30, 2011, the Company had notes payable to related parties of $31,362 and $25,930, respectively. These amounts are payable to stockholders of the Company and are without terms.

NOTE 3 GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended June 30, 2011, the Company has an accumulated deficit of $289,158 from inception of the Company through June 30, 2011. The accumulated deficit as of September 30, 2011 was $294,837 and the total stockholders’ deficit at September 30, 2011 was $34,277 and the Company had a working capital deficit, continued losses, and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

NOTE 4 SUBSEQUENT EVENTS

The Company evaluated events through the date the financial statements were issued and files with this form 10-Q. There were no subsequent events that required recognition or disclosure.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

We had no material operations during the quarterly period ended September 30, 2011. In the quarterly period ended September 30, 2011, we had revenues of $0, compared to $0 revenues for the quarterly period ended September 30, 2010. Selling, general and administrative expenses were $5,679 for the period ended September 30, 2011 compared to $10,854 for the corresponding period in 2010. We had interest expenses of $0 and $1,734 for the periods ended September 30, 2011 and 2010, respectively. We had a net loss of $5,679 for the three months ended September 30, 2011 compared to a net loss of $12,588 for the same period in 2010.

Liquidity and Capital Resources

We had cash or cash equivalents of $0 on hand at September 30, 2011 and at June 30, 2011. If additional funds are required in connection with our present planned business operations of seeking an acquisition or business combination candidate or for Exchange Act filings or other expenses, such funds may be advanced by management or principal stockholders. During the three months ended September 30, 2011, advances were made to the Company by a principal stockholder, JM International, Ltd., in the amount of $5,432, which were still outstanding as of September 30, 2011. The aggregate amount of advances by this related party through September 30, 2011 are $31,362, which are without terms and still outstanding as of the date of this Quarterly Report. Because we have not identified any acquisition or business combination candidate, it is impossible to predict the amount of funds required in the future.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Min-Chul Shin, Chief Executive Officer.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Young-Kyung Lee, Chief Financial Officer.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Min-Chul Shin, Chief Executive Officer and Young-Kyung Lee, Chief Financial Officer.
101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Cash Flows, and (iv) Notes to Financial Statements.

SIGNATURES

GREENTEK CORP.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Date:	November 21, 2011	By:	/s/Min-Chul Shin
Min-Chul Shin, Chief Executive Officer and Director

Date:	November 21, 2011	By:	/s/Young-Kyung Lee
Young-Kyung Lee, Chief Financial Officer and Director