Form 10-Q/A
period 2011-09-30
GreenTek Corp.
filed 2011-12-01
CIK 1451822

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q /A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Quarterly Report on Form 10-Q for the period ended September 30, 2011 (the “Original Filing”) of GreenTek Corp. (the “Company”), filed with the Securities and Exchange Commission on November 21, 2011, is to:

a)	Furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) interactive data files in accordance with Rule 405 (a)(2) of Regulation S-T. Included as Exhibit 101 to this report is the following information formatted in XBRL: (i) the balance sheets at September 30, 2011 and June 30, 2011, (ii) the statements of operations for the three months ended September 30, 2011 and 2010, (iii) the statements of cash flows for the three months ended September 30, 2011 and 2010, and (iv) the notes to the financial statements (tagged as blocks of text);

b)	Correct typographical errors on the balance sheets at September 30, 2011 and June 30, 2011 included in the Original Filing. The amount in the June 30, 2011 column for “Deficit accumulated during the development stage” was shown as (28,598), and should have been (289,158) and “Total Stockholders’ Deficit” was shown as (289,158) and should have been (28,598). The numbers were inadvertently reversed in the Original Filing. All other line items, subtotals and totals on the balance sheets were reflected properly in the Original Filing; and

c)	Correct typographical errors in the Exhibit 31.1, 31.2 and 32 Certifications included in the Original Filing. The name of the Company was mistakenly shown as its former name, PSP Industries, Inc., and should have been GreenTek Corp., and on the Exhibit 32 Certification, the quarter ending date was shown as March 31, 2011 rather than the correct quarter ending date of September 30, 2011.

In accordance with applicable SEC rules, this Form 10-Q/A includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for the items noted above, no other information included in the Original Filing is being amended by this Form 10-Q/A. The Form 10-Q/A continues to speak as of the date of the Original Filing and we have not updated the filing to reflect events occurring subsequent to the Original Filing date. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART I

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q /A Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

GREENTEK CORP.

(formerly PSP Industries, Inc.)

(A Development Stage Company)

Financial Statements for the

Three Months Ended

September 30, 2011 and

from inception on August 21, 1978 through

September 30, 2011

GREENTEK CORP.

(formerly PSP Industries, Inc.)

(A Development Stage Company)

GREENTEK CORP.

(formerly PSP Industries, Inc.)

(A Development Stage Company)

BALANCE SHEETS

ASSETS

	September 30, 2011	June 30, 2011
CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$-	$-
Prepaid Expenses	2,000
TOTAL ASSETS	$2,000	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,915	$2,668
Notes payable -related party	31,962	25,930

Total Current Liabilities	36,277	28,598

TOTAL LIABILITIES	36,277	28,598

STOCKHOLDERS’ DEFICIT
Common Stock, $.001 par value, 200,000,000 shares authorized, 1,715,004 shares issued and outstanding	1,715	1,715
Additional paid-in capital	258,845	258,845
Deficit accumulated during the development stage	(294,837)	(289,158)

Total Stockholders’ Deficit	(34,277)	(28,598)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,000	$-

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

10

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

NOTE 4 SUBSEQUENT EVENTS

The Company evaluated events through the date the financial statements were issued and filed with our Form 10-Q on November 21, 2011 . There were no subsequent events that required recognition or disclosure.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q . In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

PART II - OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Min-Chul Shin, Chief Executive Officer.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Young-Kyung Lee, Chief Financial Officer.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Min-Chul Shin, Chief Executive Officer and Young-Kyung Lee, Chief Financial Officer.
101	The following materials from our Quarterly Report on Form 10-Q /A for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements.

SIGNATURES

GREENTEK CORP.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Date:	November 30 , 2011	By:
Min-Chul Shin, Chief Executive Officer and Director

Date:	November 30 , 2011	By:
Young-Kyung Lee, Chief Financial Officer and Director