Form 10-Q
period 2011-12-31
GreenTek Corp.
filed 2012-02-17
CIK 1451822

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: February 10, 2012 – 7,965,004 shares of common stock.

PART I

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

GREENTEK CORP.

(formerly PSP Industries, Inc.)

(A Development Stage Company)

Financial Statements for the

Three and Six Months Ended

December 31, 2011 and

from inception on August 21, 1978 through

December 31, 2011

GREENTEK CORP.

(formerly PSP Industries, Inc.)

(A Development Stage Company)

GREENTEK CORP.

(formerly PSP Industries, Inc.)

(A Development Stage Company)

BALANCE SHEETS

ASSETS

	December 31, 2011	June 30, 2011
CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$-	$-
Prepaid Expenses	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,535	$2,668
Notes payable -related party	41,482	25,930

Total Current Liabilities	49,017	28,598

TOTAL LIABILITIES	49,017	28,598

STOCKHOLDERS’ DEFICIT
Common Stock, $.001 par value, 200,000,000 shares authorized, 1,715,004 shares issued and outstanding	1,715	1,715
Additional paid-in capital	258,845	258,845
Deficit accumulated during the development stage	(309,577)	(289,158)

Total Stockholders’ Deficit	(49,017)	(28,598)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

GREENTEK CORP.

(formerly PSP Industries, Inc.)

(A Development Stage Company)

(Unaudited)

STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,		For the Six Months Ended December 31,		From Inception on August 21, 1978 Through December 31,
	2011	2010	2011	2010	2011
NET REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative	14,740	1,345	20,419	12,199	287,657
Interest expense	-	1,960	-	3,694	21,920

Total Operating Expenses	14,740	3,305	20,419	15,893	309,577

NET LOSS BEFORE INCOME TAXES	(14,740)	(3,305)	(20,419)	(15,893)	(309,577)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(14,740)	$(3,305)	$(20,419)	$(15,893)	$(309,577)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,715,004	1,715,004	1,715,004	1,715,004

The accompanying notes are an integral part of these financial statements.

GREENTEK CORP.

(formerly PSP Industries, Inc.)

(A Development Stage Company)

(Unaudited)

STATEMENTS OF CASH FLOWS

	For the Six Months Ended December 31,		From Inception on August 21, 1978 through December 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,419)	$(15,893)	$(309,577)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services rendered	-	-	57,597
Notes payable issued for services rendered	-	-	5,400
Notes payable - related party issued for services rendered	-	-	4,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	4,867	7	34,236
Net Cash Used by Operating Activities	(15,552)	(15,886)	(208,344)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	15,552	10,000	121,482
Contributed capital for expenses	-	-	3,612
Net proceeds from issuance of common stock	-	-	83,250
Net Cash Provided by Financing Activities	15,552	15,000	208,344

DECREASE IN CASH AND CASH EQUIVALENTS	-	(886)	-

CASH ANC CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	3,660	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0	$2,774	$0

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$3,694	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services rendered	$-	$-	$57,597
Notes payable and notes payable-related party issued for services rendered	$-	$-	$9,400
Common stock issued for notes payable	$-	$-	$2,700
Common stock issued for notes payable-related party	$-	$-	$13,400
Stock repurchase paid by related party	$-	$-	$20
Capital Contributed for Liabilities	$-	$-	$105,022

The accompanying notes are an integral part of these financial statements.

GREENTEK CORP.

(formerly PSP Industries, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011

NOTE 1 BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on October 13, 2011. Operating results for the six months ended December 31, 2011 are not necessarily indicative of the results to be expected for the year ending June 30, 2012.

NOTE 2 RELATED PARTY TRANSACTIONS

The Company has been dependent upon certain related parties to provide working capital in the development of the Company’s business. The related parties have generally provided services and/or incurred expenses on behalf of the Company or have provided the necessary operating capital to continue pursuing its business. At December 31, 2011 and June 30, 2011, the Company had notes payable to related parties of $41,482 and $25,930, respectively. These amounts are payable to stockholders of the Company and are without terms.

NOTE 3 GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended June 30, 2011, the Company has an accumulated deficit of $289,158 from inception of the Company through June 30, 2011. The accumulated deficit as of December 31, 2011 was $309,577 and the total stockholders’ deficit at December 31, 2011 was $49,017 and had working capital deficit, continued losses, and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

NOTE 4 SUBSEQUENT EVENTS

On February 9, 2012, the Company converted $31,250 of related party debt into 6,250,000 shares of common stock. The stock was valued at $0.005.

Other than the stock transaction above, the Company has evaluated subsequent events for the period of December 31, 2011 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

During the next 12 months, our only foreseeable cash requirements, which may be advanced by our management or principal stockholders as loans to us, will relate to maintaining our good standing or the payment of expenses associated with legal, accounting and other fees related to our compliance with the Exchange Act requirements of being a reporting issuer and reviewing or investigating any potential acquisition or business combination candidate. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective acquisition or business combination candidate as of the date of this Quarterly Report, it is impossible to predict the amount of any such costs or required advances. Any such loan will be on terms no less favorable to us than would have been made available to us from a commercial lender in an arm’s length transaction.

Results of Operations

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

We had no material operations during the quarterly period ended December 31, 2011. In the quarterly period ended December 31, 2011, we had revenues of $0, compared to the quarterly period ended December 31, 2010, with revenues of $0. Selling, general and administrative expenses were $14,740 for the three-month period ended December 31, 2011, compared to $1,345 for the same period in 2010. The rise in selling, general and administrative expenses between the two periods was primarily due to increased professional fees for accounting and legal services We had interest expenses of $0 and $1,960 for the three-month periods ended December 31, 2011 and 2010, respectively. We had a net loss of $14,740 for the three months ended December 31, 2011, compared to a net loss of $3,305 for the corresponding period in 2010.

Six Months Ended December 31, 2011 Compared to Six Months Ended December 31, 2010

We had no material operations during the six months ended December 31, 2011. In the six months ended December 31, 2011, we had revenues of $0, compared to revenues of $0 for the six months ended December 31, 2010. Selling, general and administrative expenses were $20,419 for the six months ended December 31, 2010, compared to $12,199 for the six months ended December 31, 2010. The rise in selling, general and administrative expenses between the two periods was primarily due to increased professional fees for accounting and legal services. December 31, 2011 and 2010, respectively. We had a net loss of $20,419 for the six-month period ended December 31, 2011, compared to a net loss of $15,893 for the same period in 2010.

Liquidity and Capital Resources

We had cash or cash equivalents of $0 on hand at December 31, 2011 and at June 30, 2011. If additional funds are required in connection with our present planned business operations of seeking an acquisition or business combination candidate or for Exchange Act filings or other expenses, such funds may be advanced by management or principal stockholders. During the six months ended December 31, 2011, advances were made to the Company by a principal stockholder, JM International, Ltd., in the amount of $15,552, which were still outstanding as of December 31, 2011. The aggregate amount of advances by this related party through December 31, 2011 are $41,482, which are without terms and still outstanding as of the date of this Quarterly Report. Because we have not identified any acquisition or business combination candidate, it is impossible to predict the amount of funds required in the future.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by John (Jongmoon) Choi, Chief Executive Officer.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Young-Kyung Lee, Chief Financial Officer.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by John (Jongmoon) Choi, Chief Executive Officer and Young-Kyung Lee, Chief Financial Officer.
101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements.

SIGNATURES

GREENTEK CORP.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Date:	February 14, 2012	By:	/s/ John (Jongmoon) Choi
John (Jongmoon) Choi, Chief Executive Officer (Principal Executive Officer)

Date:	February 14, 2012	By:	/s/Young-Kyung Lee
Young-Kyung Lee, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)