Form 10-Q
period 2012-03-31
GreenTek Corp.
filed 2012-06-20
CIK 1451822

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-53526

GREENTEK CORP

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

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “non-accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☐      Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 18, 2012 - 7,965,004 shares of common stock.

GREENTEK CORP

FORM 10-Q

March 31, 2012

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

GREENTEK CORP

(formerly PSP Industries, Inc.)

(A Development Stage Company)

Financial Statements for the

Three and Nine Months Ended

March 31, 2012 and

from inception on August 21, 1978 through

March 31, 2012

INDEX TO FINANCIAL STATEMENTS
PAGE

Balance Sheets	4

Statements of Operations	5

Statement of cash flows	6

Notes to financial statements	7

GREENTEK CORP

(formerly PSP Industries, Inc.)

(A Development Stage Company)

BALANCE SHEETS

ASSETS

	March 31, 2012	June 30, 2011
CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,535	$2,668
Notes payable -related party	10,232	25,930

Total Current Liabilities	18,767	28,598

TOTAL LIABILITIES	18,767	28,598

STOCKHOLDERS’ DEFICIT
Common Stock, $.001 par value, 200,000,000 shares authorized, 7,965,004 and 1,715,004 shares issued and outstanding, respectively	7,965	1,715
Additional paid-in capital	283,845	258,845
Deficit accumulated during the development stage	(310,577)	(289,158)

Total Stockholders’ Deficit	(18,767)	(28,598)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

GREENTEK CORP

(formerly PSP Industries, Inc.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,		From Inception on August 21, 1978 Through March 31,
	2012	2011	2012	2011	2012
NET REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative	1,000	2,507	21,419	14,706	288,657
Interest expense	-	2,124	-	5,818	21,920

Total Operating Expenses	1,000	4,631	21,419	20,524	310,577

NET LOSS BEFORE INCOME TAXES	(1,000)	(4,631)	(21,419)	(20,524)	(310,577)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(1,000)	$(4,631)	$(21,419)	$(20,524)	$(310,577)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,217,751	1,715,004	2,874,095	1,715,004

 The accompanying notes are an integral part of these financial statements.

GREENTEK CORP

(formerly PSP Industries, Inc.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,		From Inception on August 21, 1978 through March 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,419)	$(20,524)	$(310,577)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services rendered	-	-	57,597
Notes payable issued for services rendered	-	-	5,400
Notes payable - related party issued for services rendered	-	-	4,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	5,867	813	35,236
Net Cash Used by Operating Activities	(15,552)	(19,711)	(208,344)

CASH FLOWS FROM INVESTING ACTIVITIES		-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	15,552	19,000	121,482
Contributed capital for expenses	-	-	3,612
Net proceeds from issuance of common stock	-	-	83,250
Net Cash Provided by Financing Activities	15,552	19,000	208,344

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(711)	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	3,660	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$2,949	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services rendered	$-	$-	$57,597
Notes payable and notes payable -related party issued for Services rendered	$-	$-	$9,400
Common stock issued for notes payable	$-	$-	$2,700
Common stock issued for notes payable-related party	$31,250	$-	$44,650
Stock repurchase paid by related party	$-	$-	$20

The accompanying notes are an integral part of these financial statements.

GREENTEK CORP

(formerly PSP Industries, Inc.)

(A Development Stage Company)

Condensed Notes to the Financial Statements

March 31, 2012

NOTE 1   BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on October 13, 2011.  Operating results for the nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending June 30, 2012.

NOTE 2   RELATED PARTY TRANSACTIONS

The Company has been dependent upon certain related parties to provide working capital in the development of the Company’s business.  The related parties have generally provided services and/or incurred expenses on behalf of the Company or have provided the necessary operating capital to continue pursuing its business.  During the quarter ended March 31, 2012, the Company issued 6,250,000 shares of common stock in consideration for the cancellation of $31,250 of indebtedness owed to a related party. At March 31, 2012 and June 30, 2011, the Company had notes payable to related parties of $10,232 and $25,930, respectively.  Accrued interest on these notes at March 31, 2012 and June 30, 2010 were $-0-.  These amounts are payable to stockholders of the Company and are without terms.

NOTE 3   GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in its Annual Report on Form 10-K for the year ended June 30, 2011, the Company has an accumulated deficit of $289,158 from inception of the Company through June 30, 2011.  The accumulated deficit as of March 31, 2012 was $310,577 and the total stockholders’ deficit at March 31, 2012 was $18,767 and had working capital deficit, continued losses, and negative cash flows from operations.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

The Company’s management continues to develop a strategy of exploring all options available to it so that it can develop successful operations and have sufficient funds to be able to operate over the next twelve months.  The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services.  No assurance can be given that funds will be available, or, if available, that it will be on terms deemed satisfactory to management.

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

NOTE 4   SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of March 31, 2012 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing as a corporation in our state of organization, the payment of our Securities and Exchange Commission and Exchange Act reporting filing expenses, including associated legal and accounting fees, and costs incident to reviewing or investigating any potential business venture.  We anticipate that these funds will be provided to us in the form of loans from Jong Moon Choi, our current President and CEO.  Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective acquisition or business combination candidate as of the date of this Quarterly Report, it is impossible to predict the amount of any such costs or required advances. Any such loan will be on terms no less favorable to us than would have been made available to us from a commercial lender in an arm’s length transaction.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

We had no material operations during the quarterly period ended March 31, 2012.  In the quarterly period ended March 31, 2012, we had revenues of $0 compared to $0 revenues for the quarterly period ended March 31, 2011.  Selling, general and administrative expenses were $1,000 for the quarter ended March 31, 2012 compared to $2,507 for the corresponding period in 2011.  The decrease in selling, general and administrative expenses was attributable to lower general and administrative costs for the quarter ended March 31, 2012. We had interest expenses of $0 and $2,124 for the quarters ended March 31, 2012 and 2011, respectively.  We had a net loss of $1,000 for the quarter ended March 31, 2012 compared to a net loss of $4,631 for the quarter ended March 31, 2011.

Nine Months Ended March 31, 2012 Compared to Nine Months Ended March 31, 2011

We had no material operations during the nine months ended March 31, 2012.  In the nine months ended March 31, 2012, we had revenues of $-0- compared to $-0- revenues for the nine months ended March 31, 2011.  Selling, general and administrative expenses were $21,419 for the nine months ended March 31, 2012 compared to $14,706 for the same period in 2011.  The rise in selling, general and administrative expenses between the two periods was primarily due to increased professional fees for accounting and legal services. We had interest expenses of $-0- and $5,818 for the nine months ended March 31, 2012 and 2011, respectively.  We had a net loss of $21,419 for the nine months ended March 31, 2012 compared to a net loss of $20,524 for the nine months ended March 31, 2011.

Liquidity

We had cash or cash equivalents of $0 on hand at March 31, 2012 and June 30, 2011.  If additional funds are required in connection with our present planned business operations of seeking an acquisition or business combination candidate or for Exchange Act filings or other expenses, such funds may be advanced by management or principal stockholders.  During the nine months ended March 31, 2012, expenses were paid by our President, CEO and Director, Jong Moon Choi, in the amount of $21,419. The aggregate amount of expense advances by this related party through March 31, 2012, is $41,482, of which $10,232 is outstanding, unsecured and is due on demand as of March 31, 2012. Because we have not identified any acquisition or business combination candidate, it is impossible to predict the amount of future required funds.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit
31.1 31.2 32

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Jong Moon Choi, Chief Executive Officer.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Young-Kyung Lee, Chief Financial Officer.

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Jong Moon Choi, Chief Executive Officer and Young-Kyung Lee, Chief Financial Officer.

SIGNATURES

GREENTEK CORP.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Date:	June 20, 2012	By:	/s/Jong Moon Choi
Jong Moon Choi, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	June 20, 2012	By:	/s/Young-Kyung Lee
Young-Kyung Lee, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)